Form 10-Q
period 2001-06-30
SHELBOURNE PROPERTIES II INC
filed 2001-08-14
CIK 1106037

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         Commission file number 0-16341

                         SHELBOURNE PROPERTIES II, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                             04-3502382
                      --------                             ----------
           (State or other jurisdiction of               (I.R.S.Employer
           incorporation or organization)                Identification No.)

     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 570-4600
              (Registrant's telephone number, including area code)

                     5 Cambridge Center, Cambridge, MA 02142
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]     No [ ]

         As of August 13, 2001, there were 1,237,916 shares of common stock outstanding.

--------------------------------------------------------------------------------

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


The financial information contained in this Form 10-Q for the periods prior to April 17, 2001 are those of Shelbourne Properties II, Inc.'s predecessor in interest, High Equity Partners L.P. - Series 86 (the "Partnership"). On April 17, 2001, the Partnership was merged with and into Shelbourne Properties II, LP, a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties II, Inc.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

Item I.  Financial Statements

         Balance Sheets - June 30, 2001 and December 31, 2000 ......................................       3

         Statements of Operations - Three and Six Months Ended June 30, 2001 and 2000...............       4

         Statement of Partners' Equity - Six Months Ended June 30, 2001.............................       5

         Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000.........................       6

         Notes to Financial Statements..............................................................       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................................      13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................      17


Part II. Other Information:

Item 4.  Submission of Matters to Vote of Securityholders...........................................      18

Item 6.  Exhibits and Reports on Form 8-K...........................................................      18

Signatures..........................................................................................      19


                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                                 BALANCE SHEETS

                                                                   JUNE 30, 2001        DECEMBER 31, 2000
                                                                   -------------        -----------------
                                                                     [UNAUDITED]
ASSETS

Real estate - net                                                   $ 45,681,775             $ 45,939,430
Cash and cash equivalents                                             18,840,062               17,607,533
Other assets                                                           3,732,806                3,461,815
Receivables - net                                                        178,729                  132,805
                                                                    ------------             ------------

                                                                    $ 68,433,372             $ 67,141,583
                                                                    ============             ============




LIABILITIES AND EQUITY

Accounts payable and accrued expenses                                 $1,332,798               $1,353,556
Due to affiliates                                                              -                  512,473
                                                                    ------------             ------------

                                                                       1,332,798                1,866,029
                                                                    ------------             ------------

Equity:

Common Stock:
$.01 Par Value per share; Authorized 2,500,000 shares; issued
  and outstanding 1,237,916 shares                                        12,379                        -
Additional Capital                                                    66,329,959                        -
Retained Earnings                                                        758,236                        -


Limited partners' equity (588,010 units
  issued and outstanding)                                                      -               62,010,830
General partners' equity                                                       -                3,264,724
                                                                    ------------             ------------
                                                                      67,100,574               65,275,554
                                                                    ------------             ------------

                                                                    $ 68,433,372             $ 67,141,583
                                                                    ============             ============


                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                            STATEMENTS OF OPERATIONS
                                   [UNAUDITED]

                                               FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                               ------------------ -----------------    ----------------- ----------------
                                                     2001              2000                  2001             2000
                                                     ----              -----                 ----             ----

Rental Revenue                                    $3,042,154       $ 2,844,905          $ 6,096,413      $ 5,761,070
                                                  ----------       -----------          -----------      -----------

Costs and Expenses:

     Operating expenses                              976,043           872,404            1,909,824        1,901,258
     Depreciation and amortization                   547,963           479,570            1,107,374        1,030,995
     Asset management fee                            334,378           216,077              666,026          432,154
     Administrative expenses                         350,881           331,784              844,271          646,090
     Property management fee                          91,576            70,579              182,302          172,710
                                                  ----------       -----------          -----------      -----------
                                                   2,300,841         1,970,414            4,709,797        4,183,207
                                                  ----------       -----------          -----------      -----------

Income before interest and other income              741,313           874,491            1,386,616        1,577,863

     Interest income                                 182,429           183,116              416,002          332,893

     Other income                                      8,602            10,050               22,402           10,050
                                                  ----------       -----------          -----------      -----------

Net income                                        $   932,344       $ 1,067,657         $ 1,825,020      $ 1,920,806
                                                  ===========       ===========         ===========      ===========



Earnings Per Share - Basic and Diluted

Net income per share of common stock                 $   .75           $   .86             $   1.47         $   1.55
                                                   =========         =========            =========        =========

Weighted average common shares                     1,237,916         1,237,916            1,237,916        1,237,916
                                                   =========         =========            =========        =========




                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                               STATEMENT OF EQUITY
                                   [UNAUDITED]

                                       PARTNERS' EQUITY                      SHAREHOLDERS' EQUITY
                               ---------------------------------       -------------------------------------
                                    GENERAL            LIMITED           COMMON     ADDITIONAL      RETAINED
                                   PARTNERS            PARTNERS           STOCK      CAPITAL        EARNINGS        TOTAL
                               ----------------  ---------------       --------------------------------------  --------------
Balance, January 1, 2001       $      3,264,724  $    62,010,830       $      -   $          -     $       -   $   65,275,554

Net income through
April 17, 2001                           51,439        1,015,345          $   -        $     -       $     -        1,066,784

Conversion of partnership
into REIT                           (3,316,163)     (63,026,175)         12,379     66,329,959             -                -

Net income subsequent to
conversion                                                                    -                      758,236          758,236
                               ---------------   --------------        --------   ------------     ---------   --------------
                                             -                -                             -

Balance, June 30, 2001         $             -   $            -        $ 12,379   $ 66,329,959     $ 758,236   $   67,100,574
                               ===============   ==============        ========   ============     =========   ==============
























                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                            STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]

                                                           FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              2001          2000
                                                              ----          ----
Cash Flows From Operating Activities:

     Net income                                            $1,825,020   $  1,920,806
     Adjustments to reconcile net income to net
     Cash provided by operating activities:
         Depreciation and amortization                      1,107,374      1,030,995
         Straight line adjustment for stepped
           lease rentals                                       37,531         15,861
     Changes in asset and liabilities:
         Other assets                                       (499,292)       (289,705)
         Receivables                                         (45,924)        (97,766)
         Accounts payable and accrued expenses               (20,758)       (116,968)
         Due to affiliates                                  (512,473)       (203,630)
                                                         ------------   ------------


     Net cash provided by operating activities              1,891,478      2,259,593
                                                         ------------   ------------

Cash Flows From Investing Activities:

     Improvements to real estate                            (658,949)       (306,018)
                                                         ------------   ------------

Increase in Cash and Cash Equivalents                       1,232,529      1,953,575

Cash and Cash Equivalents, Beginning of Year               17,607,533     12,675,936
                                                         ------------   ------------

Cash and Cash Equivalents, End of Quarter                $ 18,840,062   $ 14,629,511
                                                         ============   ============










                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

1.   GENERAL

     The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Annual Report on Form l0-K of High Equity Partners, L.P. - Series 86 (the "Partnership") for the year ended December 31, 2000. Effective April 17, 2001, the Partnership was merged with and into Shelbourne Properties II, LP (the "Operating Partnership"), a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties II, Inc. (together with the Operating Partnership, the "Company"). See
     Note 7.

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.


2.   SIGNIFICANT ACCOUNTING POLICIES

     Investment in Joint Ventures

     Certain properties are owned in joint ventures with Shelbourne Properties I and/or Shelbourne Properties III, LP, affiliated partnerships that are under common control with the Company. The Company owns, and the Partnership owned, an undivided interest in the assets owned by these joint ventures and is and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, the Company's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

     Real Estate

     Real Estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Partnership evaluated, and the Company will evaluate the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictated. If this review indicates that the carrying value of a property might not be recoverable, the Partnership prepared, and the Company will prepare estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Real Estate (continued)

     If the sum of the expected future cash flows, undiscounted, was less than the carrying amount of the property, the Partnership recognized, and the Company will recognize, an impairment loss, and reduced the carrying amount of the property to its estimated fair value. Fair value is the amount at which the property could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimated and will continue to estimate fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers were utilized to assist management, when warranted.

     Impairment write-downs recorded by the Partnership prior to April 17, 2001 did not affect the tax basis of the assets and were not included in the determination of taxable income or loss. No write-downs have been recorded since the effective date of the merger.

     Because the expected cash flows used to evaluate the recoverability of the property and their fair values were based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process were based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Company may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

     Recently Issued Accounting Pronouncements

     Effective January 1, 2001, the Statement of Financial Accounting Standards
     (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Partnership. Because the Partnership did not utilize derivatives or engage in hedging activities, this standard did not have a material effect on the Partnership's financial statements and is not expected to have a material effect on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Company's financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recently Issued Accounting Pronouncements (continued)

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS no. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Company's financial statements.

3.   RELATED PARTY TRANSACTION

     Until April 17, 2001, the general partners of the Partnership were entitled to receive certain fees and reimbursement for expenses as permitted under the terms of the Partnership's partnership agreement. Effective April 17, 2001, the Company entered into a contract with Shelbourne Management, LLC ("Shelbourne Management"), which contract has a term of 10 years, pursuant to which Shelbourne Management is to provide the Company with all management, advisory and property management services. Shelbourne Management is owned by Presidio Capital Investment Company, LLC ("PCIC"), an entity controlled and principally owned by affiliates of the senior management of the Company. For providing these services, Shelbourne Management will receive (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of Shelbourne as of the last day of each year, (2) property management fees of up to 6% of property revenues, (3) $150,000 for non-accountable expenses and (4) reimbursement of expenses incurred in connection with the performance of its services.

     The fees payable to the general partners to April 17, 2001 and to Shelbourne Management from and after April 17, 2001 consist of (i) a maximum non-accountable expense reimbursement of $150,000 per year, (ii) an annual management fee of 1.25% of the Gross Asset Value of the Partnership/Company (as defined), (iii) property management fees of up to 6% of property revenues, and (iv) reimbursement of expenses incurred in connection with the performance of its services. Gross asset value is the gross asset value of all assets owned by the Operating Partnership based on the latest appraisal of real estate assets by an independent appraiser of national reputation selected by the advisor and the amount of other assets as reflected on the balance sheet. Since the asset management fee is based on gross assets, the amount payable to Shelbourne Management will increase to the extent the Company acquires new investments, whether for cash, by causing the Company to incur indebtedness or otherwise.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

3.   RELATED PARTY TRANSACTION (CONTINUED)

     The following table indicates the amounts paid to general partners and Shelbourne Management on account of such fees for the six month periods ended June 30, 2001 and June 30, 2000.

                                                       Six Months Ended                           Six Months Ended
                                                         June 30, 2001                             June 30, 2000
                                                          [unaudited]                               [unaudited]
                                          General Partners           Shelbourne Management         General Partners
                                          ----------------           ---------------------         ----------------
     Expense Reimbursement                    $ 59,444                      $ 40,556                   $100,000
     Asset Management Fee                     $394,808                      $271,218                   $432,154

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

     For the quarter ended June 30, 2000, Resources Supervisory was entitled to receive $70,579. Due to flat fee agreements with certain properties and collection of outstanding receivables $70,579 was paid to unaffiliated management companies for property management services for the quarter ended June 30, 2000. For the six months ended June 30, 2000, Resources Supervisory was entitled to receive $172,710. Due to flat fee agreements with certain properties and collection of outstanding receivables, $165,684 was paid to unaffiliated management companies for property management services with the balance being retained by Resources Supervisory.

     Effective October 2000, Kestrel Management L.P. ("Kestrel"), an affiliate of the agent, began performing all property management services directly for the Partnership and, effective April 17, 2001, the Company. For the quarter ended June 30, 2001, Kestrel earned $91,576. For the six months ended June 30, 2001, Kestrel earned $182,302.

     In connection with the merger, the units of limited partnership interest held by affiliates of the general partners, including those acquired in tender offers made in connection with the settlement of a class action lawsuit were converted into shares of common stock of the Company. In this regard, affiliates of PCIC received 281,232 shares of common stock of the Company representing 22.7% of the total outstanding shares. In addition, pursuant to the terms of the merger, the general partners received an aggregate of 61,896 shares. See Note 7.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

4.   REAL ESTATE

     The following table is a summary of the Company's real estate as of:

                                                JUNE 30, 2001    DECEMBER 31, 2000
                                                -------------    -----------------
                                                 [unaudited]

     Land                                       $ 11,669,652         $ 11,669,652
     Buildings and improvements                   60,658,184           59,999,235
                                                ------------         -----------

                                                  72,327,836           71,668,887

     Less:  Accumulated depreciation            (26,646,061)         (25,729,457)
                                                ------------         -----------

                                                $ 45,681,775         $ 45,939,430
                                                ============         ============


     5.   DUE TO AFFILIATES

                                               JUNE 30, 2001    DECEMBER 31, 2000
                                               -------------    -----------------
                                                 [unaudited]

     Partnership asset management fee           $          -         $    462,473
     Non-accountable expense reimbursement                 -               50,000
                                                ------------         -----------

          Total                                 $          -         $    512,473
                                                ============         ============

     The amounts payable at December 31, 2000 were paid in the subsequent quarters.

6.   FEDERAL INCOME TAX CONSIDERATIONS

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

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                          NOTES TO FINANCIAL STATEMENTS
                                   [UNAUDITED]

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

     As amended, the Partnership Agreement (a) provided for a Partnership Asset Management Fee equal to 1.25% of the Gross Asset Value of the Partnership (as defined) and (b) fixed the amount that the General Partners would be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of March 31, 2001, the Fee Give-Back Amount was $3.77 per Unit, subject to reduction by approximately $.49 per Unit for each full calendar year after 2000 in which liquidation did not occur. As amended, the Partnership Agreement provided that, upon a reorganization of the Partnership into a REIT or other public entity, the general partners would have no further liability to pay the Fee Give-Back Amount. As a result of the conversion of the Partnership into a REIT on April 17, 2001, as described below, the general partners liability to pay the Fee Give-Back Amount was extinguished.

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

     The consent of limited partners was sought to approve the conversion of the Partnership into the Company. The consent solicitation expired April 16, 2001 and holders of a majority of the units approved the conversion.

     On April 17, 2001 the conversion was accomplished by merging the Partnership into the Operating Partnership. Pursuant to the merger, each limited partner of the Partnership received two shares of stock of the Company for each unit they owned, and the general partners received an aggregate of 61,896 shares of stock of the Company in exchange for their general partner interests in the Partnership. The common stock of the Company listed on the American Stock Exchange under the symbol HXE.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001



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

On April 17, 2001 Integrated Resources High Equity Partners, Series 86, a California Limited Partnership (the "Partnership") was merged with and into Shelbourne Properties II, LP, a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties II, Inc. Shelbourne Properties II, LP and Shelbourne Properties II, Inc. are collectively referred to as the "Company". Set below is a discussion and analysis of the financial condition of the Company and the historical operations of the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition to cash, unlike the Partnership which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity, capital raised by either borrowing money on a long-term or short-term basis, or issuing additional equity securities. Due to the restrictions on debt incurrence in the Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

The Company is currently marketing its Matthews Festival, Matthews, NC; Commerce Plaza, Richmond, VA; and Commonwealth Industrial Park, Fullerton, CA properties for sale. In the event that these properties are ultimately sold, the net proceeds from such sale will be distributed, held in reserves or invested in existing or new properties, or a combination thereof.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


The Company had $18,840,062 in cash and cash equivalents at June 30, 2001. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity, which is based upon cash and cash equivalents, increased by $1,232,529 at June 30, 2001 as compared to December 31, 2000. The increase in cash and cash equivalents at June 30, 2001 is due to $1,891,478 of cash provided by operating activities that was partially offset by $658,949 of improvements to real estate (investing activities). Currently, the Company's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants that amounted to $6,096,413 for the six months ended June 30, 2001. In addition, to the extent the Company acquires additional assets, its cash flow from operations would be derived from a larger, more diverse, and potentially riskier group of assets than currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

For the three and six months ended June 30, 2001, the Company made $216,281 and $658,949 respectively, in capital expenditures that were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, capital expenditures consisted of elevator repairs and water piping at Seattle Tower and pylon signage and water line enhancements at Matthews Township Festival Shopping Center. In February 2001, the Seattle area was hit with an earthquake. The damage to Seattle Tower did not effect its operations and it is expected that insurance will cover the costs associated with the damage.

The budgeted expenditures for capital improvements and capitalized tenant procurement cost in 2001 are an aggregate $4,063,000. These costs are expected to be incurred in the normal course of business and funded from cash flow from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments, as well as other sources of capital including financing proceeds and the issuance of additional equity. However, the actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. Because it is possible that the Company will have mortgage indebtedness and a substantially larger pool of real estate assets, thereby increasing expenses, the risk that it may be unable to fund the necessary capital and tenant procurement costs at its properties will likely be increased.

Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on the Company's liquidity. If, however, real estate market conditions deteriorate in any areas where the properties are located, there is substantial risk that future cash flow may be insufficient to fund the capital improvements and lease procurement costs of the properties. In that event, the Company would utilize its remaining working capital reserves, reduce distributions, raise additional capital through financing or the issuance of equity, or sell one or more properties.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


RESULTS OF OPERATIONS

Six months ended June 30, 2001 vs. June 30, 2000

The Company's net income experienced a decrease of $95,786 (5%) for the six months ended June 30, 2001 as compared to the same period in the prior year. The decrease in net income for the comparable six month periods was due to an increase in costs and expenses of $526,590 (12.6%) partially offset by increased rental revenue of $335,343 (5.8%), interest income of $83,109 (25%) and other income of $12,352 (123%).

Rental revenues increased during the six months ended June 30, 2001 compared to 2000 primarily due to increased income from the common area maintenance and real estate tax recoveries along with leasing of vacant space at Commerce Plaza.

Interest income increased during the six months ended June 30, 2001 due to higher cash balances during the six months of 2001 as compared to the comparable period in 2000. This is due to the suspension by the Partnership of distributions until the conditions of the settlement of the lawsuit were met. To the extent that dividends are made in excess of net income, it is expected that interest income will decline in subsequent quarters. Other income increased during the six months ended June 30, 2001 as compared to the same period in 2000 as a result of the increase in the amount of investor servicing transfer fees.

Costs and expenses increased by $526,590 during the six months ended June 30, 2001 compared to the same period in 2000 due to increases in depreciation and amortization, asset management fees, administrative expenses and property management fees, while operating expenses remained relatively stable for the comparable periods. Depreciation and amortization increased due to significant real estate improvements completed in 2000 and the first six months of 2001 and increased tenant procurement costs due to leasing of vacant spaces at Commerce Plaza. Asset management fees increased for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 as appraisals were conducted for each property in the second quarter of 2000 that significantly increased the Gross Asset Value of the portfolio owned by the Company. Administrative expenses increased for the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to the costs associated with the conversion of the Partnership into the Company. Property management fees increased due to collections of past receivables, new leases at Commerce Plaza but was offset by the increased vacancies at the Matthews Festival property.

Three months ended June 30, 2001 vs. June 30, 2000

The Company experienced a decrease in net income of $135,313 (12.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in net income for the comparable three month period was due to an increase in costs and expenses of $330,427 (16.8%) partially offset by an increase in rental revenue of $197,249 (6.9%).

Rental revenues increased during the three months ended June 30, 2001 compared to 2000 primarily due to leasing of vacant spaces at Commerce Plaza.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


Costs and expenses increased for the three months ended June 30, 2001 as compared to the same period in 2000 primarily due to an increase in all expense items. Operating expenses increased $103,639 for the comparable periods due primarily to increased utility and repairs and maintenance expense. Partnership asset management fees increased $118,301 due to new appraisals done on individual properties during the second quarter of 2000 which increased the Gross Asset Value. Depreciation and amortization increased $68,393 due to increased tenant procurement fees and improvements in real estate and property management fees increased $20,997 due to increase rental revenues. General and administrative costs increased $19,097 due to the increased costs associated with the operation of the Company as a real estate investment trust.

Inflation is not expected to have a material impact on the operations or financial position of the Company.

FUNDS FROM OPERATIONS

Management believes that Funds From Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.

FFO, which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructurings, asset valuation provisions and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The Company's FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001



FFO for the three and six month periods ended June 30, 2001 and 2000 are summarized in the following table:

                                                Three Months Ended                     Six Months Ended
                                          June 30, 2001     June 30, 2000      June 30, 2001     June 30, 2000
                                          -------------     -------------      -------------     -------------
Net Income                                  $ 932,344        $1,067,657         $1,825,020         $1,920,806

Plus:  Depreciation and
Amortization related to real estate           547,963           479,570          1,107,374         1,030,995
                                           ----------        ----------         ----------         ----------

Funds From Operations                      $1,480,307        $1,547,227         $2,932,394         $2,951,801
                                           ==========        ==========         ==========         ==========

OTHER MATTERS


Effective August 15, 2001, Messrs. W. Edward Scheetz and David T. Hamamoto, directors of the Company, have been appointed as Co-Chief Executive Officers of the Company and of its external adviser, Shelbourne Management LLC, in replacement of Mr. Michael L. Ashner, who resigned effective as of such date. Mr. Ashner is the Chief Executive Officer of Kestrel Management, L.P., the entity that, together with its affiliates, will continue to perform administrative and property management services for the Company. The resignation of Mr. Ashner and the other officers of the Company who are employed by Kestrel Management is not expected to have an impact on the operations of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any debt instruments. As such, the Company does not have any market risk of interest rate volatility. However, to the extent that interest rates are lowered, interest income on the Company's cash reserves will, accordingly, decrease. The Company does not believe that it has any risk related to derivative financial instruments.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001



PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Securityholders

Commencing February 15, 2001, consents of the limited partners of the Partnership were solicited to the conversion of the Partnership into a publicly traded real estate investment trust. The consent solicitation period ended on April 16, 2001. Holders of 334,504 units (56.89% of the outstanding units) voted in favor of the conversion, holders of 36,568 units (6.22% of the outstanding units) voted against the conversion and holders of 6,707 units (1.14% of the outstanding units) abstained. The conversion was consummated on April 17, 2001 and each outstanding limited partnership unit in the Partnership was converted into two shares of common stock of the Company.


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

         99.      Press Release dated August 14, 2001

(a)      Reports on Form 8-K:

         No report on Form 8-K was filed during this period.

                         SHELBOURNE PROPERTIES II, INC.

                            FORM 10-Q - JUNE 30, 2001


                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Shelbourne Properties II, Inc.


Dated:   August 14, 2001        By: /s/ Michael L.Ashner
                                    ----------------------
                                    President and Director
                                    (Principal Executive Officer)


Dated:   August 14, 2001        By: /s/ Dallas E. Lucas
                                    ---------------------
                                    Dallas E. Lucas
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

No.               Exhibit                                         Page No.
---               -------                                         -------

99.               Press Release dated August 14, 2001                21