Form 10-Q
period 2001-09-30
SHELBOURNE PROPERTIES II INC
filed 2001-11-14
CIK 1106037

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                               ------------------

                         Commission file number 0-16341
                                                -------

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

                  527 Madison Avenue, New York, New York 10022
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (212) 319-3400
                                 --------------
              (Registrant's telephone number, including area code)

    P.O. Box 9507, 7 Bullfinch Place, Suite 500, Boston, Massachusetts 02114
    ------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X      No
                                   ---       ---

   As of November 1, 2001, there were 1,237,916 shares of common stock outstanding.

================================================================================

                         SHELBOURNE PROPERTIES II, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001


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

                                      INDEX

                                                                                                Page
                                                                                                ----
Part I.  Financial Information

Item I.  Financial Statements

         Balance Sheets - September 30, 2001 and December 31, 2000..........................      3

         Statements of Operations - Three and Nine Months Ended
            September 30, 2001 and 2000.....................................................      4

         Statement of Equity - Nine Months Ended September 30, 2001.........................      5

         Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000...........      6

         Notes to Financial Statements......................................................      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................................     14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     18


Part II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K...................................................     19

    Signatures..............................................................................     20

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                                 BALANCE SHEETS

                                                                        SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                                        ------------------   -----------------
                                                                          (UNAUDITED)
ASSETS
------

Real estate - net                                                          $ 28,128,306         $ 45,939,430
Real estate held for sale                                                    17,443,955                   --
Cash and cash equivalents                                                    20,432,834           17,607,533
Other assets                                                                  3,444,604            3,461,815
Receivables - net                                                               183,487              132,805
                                                                           ------------         ------------
                                                                           $ 69,633,186         $ 67,141,583
                                                                           ============         ============
LIABILITIES AND EQUITY
----------------------
Accounts payable and accrued expenses                                      $  1,508,389         $  1,353,556
Due to affiliates                                                                     -              512,473
                                                                           ------------         ------------
                                                                              1,508,389            1,866,029
                                                                           ------------         ------------
Equity:

Common Stock:
$.01 Par Value per share; Authorized 2,500,000 shares; issued
and outstanding 1,237,916 shares                                                 12,379                    -
Additional Capital                                                           66,329,959                    -
Retained Earnings                                                             1,782,459                    -

Limited partners' equity (588,010 units
     issued and outstanding)                                                          -           62,010,830
General partners' equity                                                              -            3,264,724
                                                                           ------------         ------------
                                                                             68,124,797           65,275,554
                                                                           ------------         ------------
                                                                           $ 69,633,186         $ 67,141,583
                                                                           ============         ============

                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                             -----------------------------          ----------------------------
                                                2001               2000                 2001             2000
                                                ----               ----                 ----             ----
Rental Revenue                               $ 3,005,861       $ 3,175,716          $ 9,102,274      $ 8,936,786
                                             -----------       -----------          -----------      -----------

Costs and Expenses:

     Operating expenses                        1,069,257           763,793            2,979,081        2,665,051
     Depreciation and amortization               578,243           560,693            1,685,617        1,591,688
     Asset management fee                        335,499           276,624            1,001,525          708,778
     Administrative expenses                      60,135           138,979              904,406          785,069
     Property management fee                      92,162            82,110              274,464          254,820
                                             -----------       -----------          -----------      -----------
                                               2,135,296         1,822,199            6,845,093        6,005,406
                                             -----------       -----------          -----------      -----------
Income before interest and other income          870,565         1,353,517            2,257,181        2,931,380

     Interest income                             147,558           215,256              563,560          548,149

     Other income                                  6,100            25,750               28,502           35,800
                                             -----------       -----------          -----------      -----------
Net income                                   $ 1,024,223       $ 1,594,523          $ 2,849,243      $ 3,515,329
                                             ===========       ===========          ===========      ===========
Earnings Per Share - Basic and Diluted

Net income per common share                  $       .83       $      1.29          $      2.30      $      2.84
                                             ===========       ===========          ===========      ===========
Weighted average common shares                 1,237,916         1,237,916            1,237,916        1,237,916
                                             ===========       ===========          ===========      ===========




                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001


                               STATEMENT OF EQUITY
                                   (UNAUDITED)

                                           PARTNERS' EQUITY                   SHAREHOLDERS' EQUITY
                                           ----------------                   --------------------
                                        GENERAL        LIMITED          COMMON       ADDITIONAL     RETAINED
                                       PARTNERS        PARTNERS         STOCK         CAPITAL       EARNINGS        TOTAL
                                       --------        --------         -----         -------       --------        -----
Balance, January 1, 2001             $ 3,264,724     $ 62,010,830      $      -     $         -   $         -   $ 65,275,554

Net income through April 17, 2001         51,439        1,015,345             -               -             -      1,066,784

Conversion of partnership into REIT   (3,316,163)     (63,026,175)       12,379      66,329,959             -              -

Net income subsequent to conversion            -                -             -               -     1,782,459      1,782,459
                                     -----------     ------------      --------     -----------   -----------   ------------

Balance, September 30, 2001          $         -     $          -      $ 12,379     $66,329,959   $ 1,782,459   $ 68,124,797
                                     ===========     ============      ========     ===========   ===========   ============



                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                            2001                  2000
                                                            ----                  ----
Cash Flows From Operating Activities:

     Net income                                           $2,849,243            $3,515,329
     Adjustments to reconcile net income to net
     Cash provided by operating activities:
         Depreciation and amortization                     1,685,617             1,591,688
         Straight line adjustment for stepped
           lease rentals                                      53,185              (29,833)
     Changes in asset and liabilities:
         Other assets                                      (327,427)             (386,786)
         Receivables                                        (50,682)             (139,904)
         Accounts payable and accrued expenses               154,833             (126,043)
         Due to affiliates                                 (512,473)             (273,984)
                                                        ------------          ------------
     Net cash provided by operating activities             3,852,296             4,150,467
                                                        ------------          ------------
Cash Flows From Investing Activities:

     Improvements to real estate                         (1,026,995)             (361,403)
                                                        ------------          ------------

Increase in Cash and Cash Equivalents                      2,825,301             3,789,064

Cash and Cash Equivalents, Beginning of Year              17,607,533            12,675,936
                                                        ------------          ------------

Cash and Cash Equivalents, End of Quarter               $ 20,432,834          $ 16,465,000
                                                        ============          ============





                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

   The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Annual Report on Form l0-K of High Equity Partners, L.P. - Series 86 (the "Partnership") for the year ended December 31, 2000. Effective April 17, 2001, the Partnership was merged with and into Shelbourne Properties II, LP (the "Operating Partnership"), a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties II, Inc. (together with the Operating Partnership, the "Company"). See Note 8.

   The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.


2. SIGNIFICANT ACCOUNTING POLICIES

   Investment in Joint Ventures
   ----------------------------

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

   Real Estate
   -----------

   Real Estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Partnership evaluated, and the Company will evaluate, the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property might not be recoverable, the Partnership prepared, and the Company will prepare estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Real Estate (continued)
   -----------------------

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

   Recently Issued Accounting Pronouncements
   -----------------------------------------

   Effective January 1, 2001, the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Partnership. Because the Partnership did not utilize derivatives or engage in hedging activities, this standard did not have a material effect on the Partnership's financial statements and is not expected to have a material effect on the Company's financial statements.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to have a material effect on the Company's financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Recently Issued Accounting Pronouncements (continued)
   -----------------------------------------------------

   In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS no. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material effect on the Company's financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Company's results of operations.


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

   The fees payable to the general partners to April 17, 2001 and to Shelbourne Management from and after April 17, 2001 consist of (i) a maximum non-accountable expense reimbursement of $150,000 per year, (ii) an annual management fee of 1.25% of the Gross Asset Value of the Partnership/Company (as

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. RELATED PARTY TRANSACTION (CONTINUED)

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

   The following table indicates the amounts paid to general partners and Shelbourne Management on account of such fees for the nine-month periods ended September 30, 2001 and September 30, 2000.

                                      Nine Months Ended                    Nine Months Ended
                                      -----------------                    -----------------
                                     September 30, 2001                    September 30, 2000
                                     ------------------                    ------------------
                                         (Unaudited)                          (Unaudited)
                          General Partners       Shelbourne Management     General Partners
                          ----------------       ---------------------     ----------------
Expense Reimbursement         $ 59,444                  $ 90,556               $150,000
Asset Management Fee          $394,808                  $606,717               $708,778

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

   For the quarter ended September 30, 2000, Resources Supervisory was entitled to receive $82,110 for property management services, $81,526 was paid to Kestrel Management L.P. ("Kestrel"), an entity controlled by former executive officers and a director of the Company, and $584 was paid to an unaffiliated management company. For the nine months ended September 30, 2000, Resources Supervisory was entitled to receive $254,820 for property management services, $152,415 was paid to Kestrel and $102,405 was paid to unaffiliated management companies with the balance being retained by Resources Supervisory.

   Effective October 2000, Kestrel began performing all property management services directly for the Partnership and, effective April 17, 2001, the Company. For the quarter ended September 30, 2001, Kestrel earned $92,162. For the nine months ended September 30, 2001, Kestrel earned $274,464.

   In connection with the merger, the units of limited partnership interest held by affiliates of the general partners, including those acquired in tender offers made in connection with the settlement of a class action lawsuit were converted into shares of common stock of the Company. In this regard, affiliates of PCIC received 281,232 shares of common stock of the Company representing 22.7% of the total outstanding shares. In addition, pursuant to the terms of the merger, the general partners received an aggregate of 61,896 shares. See Note 8.

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. REAL ESTATE

   The following table is a summary of the Company's real estate as of:

                                     SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                     ------------------     -----------------
                                        (UNAUDITED)
Land                                    $ 11,669,652           $ 11,669,652
Buildings and improvements                61,026,230             59,999,235
                                        ------------           ------------

                                          72,695,882             71,668,887

Less: Accumulated depreciation          (27,123,621)           (25,729,457)
                                        ------------           ------------

                                        $ 45,572,261           $ 45,939,430
                                        ============           ============


5. REAL ESTATE HELD FOR SALE

   For real estate properties to be disposed of, an impairment loss is recognized when the fair value of the real estate, less the estimated cost to sell, is less than the carrying amount of the real estate measured at the time it is certain that the Operating Partnership will sell the property. Real estate held for disposition is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.

6. DUE TO AFFILIATES

                                           SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                           ------------------       -----------------
                                              (UNAUDITED)
Partnership asset management fee                $      -               $ 462,473
Non-accountable expense reimbursement                  -                  50,000
                                                --------               ---------
     Total                                      $      -               $ 512,473
                                                ========               =========


   The amounts payable at December 31, 2000 were paid in the subsequent quarters.

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. FEDERAL INCOME TAX CONSIDERATIONS

   As of April 17, 2001, the Partnership was converted into a corporation that elected to be taxed as a real estate investment trust (REIT) under the provisions of the Internal Revenue Code. See Note 8. As a result, the shareholders of the REIT will be required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.

8. SETTLEMENT OF LAWSUIT

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

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. SETTLEMENT OF LAWSUIT (CONTINUED)

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

                          FORM 10-Q--SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained herein may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein which are not statements of historical facts and that address activities, events or developments that Shelbourne Properties II, Inc. expects, believes or anticipates will or may occur in the future shall be deemed to be forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events, actual results and performance, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Factors that could cause actual results to differ materially from those in forward-looking statements include the terms of future property sales, investments and financings, general economic and business conditions and various other risk factors listed in the registration statement of Shelbourne Properties II, Inc. filed with the Securities and Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition to cash, unlike the Partnership which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity, capital raised by either borrowing money on a long-term or short-term basis, or issuing additional equity securities. Due to the restrictions on debt incurrence by the Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

The Company is currently marketing its Matthews Festival, Matthews, North Carolina; Commerce Plaza, Richmond, Virginia; and Commonwealth Industrial Park, Fullerton, California properties for sale. In the event that these properties, or any of them, are ultimately sold, the net proceeds from such sale will be distributed, held in reserves or invested in existing or new properties, or a combination thereof.

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001


The Company had $20,432,834 in cash and cash equivalents at September 30, 2001. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity, which is based upon cash and cash equivalents, increased by $2,825,301 at September 30, 2001 as compared to December 31, 2000. The increase in cash and cash equivalents at September 30, 2001 is due to $3,852,296 of cash provided by operating activities that was partially offset by $1,026,995 of improvements to real estate (investing activities). Currently, the Company's primary source of funds is cash flow from the operation of its properties principally rents received from tenants that amounted to $9,102,274 for the nine months ended September 30, 2001. In addition, to the extent the Company acquires additional assets, its cash flow from operations would be derived from a larger, more diverse, and potentially riskier group of assets than currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

For the three and nine months ended September 30, 2001, the Company made $368,046 and $1,026,995 respectively, in capital expenditures that were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, capital expenditures consisted of elevator repairs and water piping at Seattle Tower, pylon signage and water line enhancements at Matthews Township Festival Shopping Center and booster pumps for the fire sprinklers at 568 Broadway. In February 2001, the Seattle area was hit with an earthquake. The damage to Seattle Tower did not effect its operations and it is expected that insurance will cover the costs associated with the damage.

Although the Company budgeted an aggregate of $4,063,000 for capital improvements and capitalized tenant procurement costs in 2001, to date the Company has only spent $1,026,995 for these items. It is not expected that the full budgeted amount will be spent prior to year end and any additional expenditures are expected to be incurred during the normal course of business and will be funded from cash flow from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments, as well as other sources of capital including financing proceeds and the issuance of additional equity. However, the actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. Because it is possible that the Company will have mortgage indebtedness and a substantially larger pool of real estate assets, thereby increasing expenses, the risk that it may be unable to fund the necessary capital and tenant procurement costs at its properties will likely be increased.

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

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

RESULTS OF OPERATIONS
---------------------

Nine months ended September 30, 2001 vs. September 30, 2000
-----------------------------------------------------------

The Company's net income experienced a decrease of $666,086 (18.9%) for the nine months ended September 30, 2001 as compared to the same period in the prior year. The decrease in net income for the comparable nine-month periods was due to an increase in costs and expenses of $839,687 (14%) and a decrease in other income of $7,298 (20.4%). These were partially offset by increased rental revenue of $165,488 (1.9%) and interest income of $15,411 (2.8%).

Costs and expenses increased by $839,687 during the nine months ended September 30, 2001 compared to the same period in 2000 due to increases in all expense categories. Operating expenses increase due to increased property insurance, real estate taxes and utility costs. Depreciation and amortization increased due to significant real estate improvements completed in 2000 and the first nine months of 2001 and increased tenant procurement costs due to leasing of vacant spaces at Commerce Plaza. Asset management fees increased for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 as appraisals were conducted for each property in the second quarter of 2000 that significantly increased the Gross Asset Value of the portfolio owned by the Company along with the increase cash balance. Administrative expenses increased for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to the costs associated with the conversion of the Partnership into the Company. Property management fees increased slightly due to the increased revenue collection, but was partially offset by the increased vacancies at the Matthews Festival property.

Rental revenues increased during the nine months ended September 30, 2001 compared to 2000 primarily due to increased income from the common area maintenance and real estate tax recoveries. In addition there have been increased rentals at 568 Broadway, Century Park, Commonwealth, Melrose Crossing, Seattle, Sutton Square and the Tri-Columbus properties. These increases were offset by Matthews Festival loss of Carmike Cinema in the 3rd quarter of 2000 and the loss of tenants or reduction of leased space by existing tenants at Commerce Plaza . Commerce Plaza was able to partially offset those losses by renting previously unoccupied space.

Interest income increased during the nine months ended September 30, 2001 due to higher cash balances during the nine months of 2001 as compared to the comparable period in 2000. This is due to the suspension by the Partnership of distributions until the conditions of the settlement of the lawsuit were met. To the extent that dividends are made in excess of net income, it is expected that interest income will decline in subsequent quarters. Other income decreased during the nine months ended September 30, 2001 as compared to the same period in 2000 as a result of the decrease in the amount of investor servicing transfer fees.

Three months ended September 30, 2001 vs. September 30, 2000
------------------------------------------------------------

The Company experienced a decrease in net income of $570,300 (35.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in net income for the comparable three-month period was due to an increase in costs and expenses of $313,097

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001


(17.2%) a decrease in rental revenue of $169,855 (5.3%), interest income $67,698 (31.4%), and other income $19,650 (76.3%).

Rental revenues decreased during the three months ended September 30, 2001 compared to 2000 primarily due to the termination of the lease with Carmike Cinema at Matthews Festival in the third quarter of 2000.

Interest income decreased during the three-month period ended September 30, 2001 due to lower yields available on cash investments during that time as compared to the same period ended September 30, 2000.

Other income decreased for the three-month period ended September 30, 2001 as compared to the same period ended September 30, 2000 due to the decrease in transfer fee income.

Costs and expenses increased for the three months ended September 30, 2001 as compared to the same period in 2000 due to an increase in operating expenses. Operating expenses increased $305,464 for the comparable periods due primarily to increased insurance, real estate taxes and utility expenses. The 3rd quarter increases in depreciation and amortization along with the increase asset management fees were partially offset by the decrease in general and administrative expenses. Property management fees increased $10,052 due to higher collections during the 3rd quarter 2001 compared to the same period in 2000.

Inflation is not expected to have a material impact on the operations or financial position of the Company.

FUNDS FROM OPERATIONS
---------------------

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

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001

FFO for the three and nine month periods ended September 30, 2001 and 2000 are summarized in the following table:

                                          Three Months Ended                    Nine Months Ended
                                       September 30,      September 30,     September 30,      September 30,
                                       -------------      -------------     -------------      -------------
                                            2001              2000              2001               2000
                                            ----              ----              ----               ----
Net Income                               $1,024,223        $1,594,523         $2,849,243         $3,515,329

Plus: Depreciation and
Amortization related to real estate         578,243           560,693          1,685,617          1,591,688
                                         ----------        ----------         ----------         ----------
Funds From Operations                    $1,602,466        $2,155,216         $4,534,860         $5,107,017
                                         ==========        ==========         ==========         ==========


OTHER MATTERS
-------------

Effective August 15, 2001, Messrs. W. Edward Scheetz and David T. Hamamoto, directors of the Company, were appointed as Co-Chief Executive Officers of the Company and of its external adviser, Shelbourne Management LLC, in replacement of Mr. Michael L. Ashner, who resigned effective as of such date. Mr. Ashner is the Chief Executive Officer of Kestrel Management, L.P., the entity that, together with its affiliates, continues to perform administrative and property management services for the Company. The resignation of Mr. Ashner and the other officers of the Company who are employed by Kestrel Management has not had an adverse impact on the operations of the Company.


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

                         SHELBOURNE PROPERTIES II, INC.

                          FORM 10-Q--SEPTEMBER 30, 2001


PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Shelbourne Properties II, Inc.


Dated: November 14, 2001                 By: /s/ W. Edward Scheetz
                                             -----------------------------------

                                             W. Edward Scheetz
                                             President and Director
                                             (Principal Executive Officer)


Dated: November 14, 2001                 By: /s/ Dallas E. Lucas
                                             -----------------------------------
                                             Dallas E. Lucas
                                             Treasurer
                                             (Principal Financial and Accounting
                                             Officer)