Form 10-Q
period 2002-03-31
SHELBOURNE PROPERTIES II INC
filed 2002-05-15
CIK 1106037

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                         Commission file number 0-16341

                         SHELBOURNE PROPERTIES II, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                       04-3502382
              --------                                       ----------
     State or other jurisdiction of                       (I.R.S.Employer
     incorporation or organization)                       Identification No.)

     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 570-4600
                                 --------------
              (Registrant's telephone number, including area code)



         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X         No

         As of May 13, 2002, there were 894,792 shares of common stock outstanding.

--------------------------------------------------------------------------------

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - MARCH 31,2002

The financial information contained in this Form 10-Q for the periods prior to April 17, 2001 are those of Shelbourne Properties II, Inc.'s predecessor in interest, High Equity Partners L.P. - Series 86 (the "Predecessor Partnership"). On April 17, 2001, the Predecessor Partnership was merged with and into Shelbourne Properties II, L.P., a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties II, Inc.

                                      INDEX


                                                                            Page
Part I.  Financial Information

Item I.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -
             March 31, 2002 and December 31, 2001..........................    3

         Condensed Consolidated Statements of Operations -
             Three months Ended March 31, 2002 and 2001....................    4

         Condensed Consolidated Statements of Equity -
                 Three Months Ended March 31, 2002.........................    5

         Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2002 and 2001................    6

         Notes to Condensed Consolidated Financial Statements..............    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   17


Part II. Other Information:

Item 1.  Legal Proceedings.................................................   18

Item 6.  Exhibits and Reports on Form 8-K..................................   18

Signatures.................................................................   19

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - MARCH 31,2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               (Unaudited)
                                             March 31, 2002    December 31, 2001
                                             --------------    -----------------
ASSETS

Real estate, net                               $ 41,119,501        $  41,327,041
Cash and cash equivalents                         8,485,863           26,011,761
Other assets                                      3,299,179            3,191,467
    Receivables, net of allowances of
    $94,067 and $105,200, respectively              180,397              151,706
                                             --------------      ---------------

TOTAL ASSETS                                   $ 53,084,940        $  70,681,975
                                             ==============      ===============

LIABILITIES AND EQUITY

Accounts payable and accrued expenses          $  1,046,784        $   1,168,273
Accrued interest                                    127,757                    -
Note payable                                     22,034,250                    -
                                             --------------      ---------------

Total Liabilities                                23,208,791            1,168,273
                                             --------------      ---------------

Commitments and Contingencies (See Note 6)

CLASS A 5% PREFERRED PARTNERSHIP INTERESTS,
AT LIQUIDATION VALUE                              1,015,148                    -
                                             --------------      ---------------

EQUITY

Common stock:
   $.01 par value share;
   authorized 2,500,000 shares;
   issued 1,237,916 shares;
   outstanding 894,792 and
   1,237,916, respectively                           12,379               12,379
Additional capital                               66,329,959           66,329,959
Treasury stock, at cost                         (17,866,603)                   -
Retained earnings                               (19,614,734)           3,171,364
                                             --------------      ---------------

Total Equity                                     28,861,001           69,513,702
                                             --------------      ---------------

TOTAL LIABILITIES AND EQUITY                   $ 53,084,940        $  70,681,975
                                             ==============      ===============


                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - MARCH 31,2002


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Three Months Ended
                                                           March 31,
                                            ------------------------------------
                                                 2002                  2001
                                            ---------------       --------------

Rental Revenues                                 $ 3,085,623           $3,054,259
                                            ---------------       --------------

Costs and Expenses

     Operating expenses                           1,041,401              933,781
     Depreciation and amortization                  539,856              559,411
     Asset management fee                           157,582              331,648
     Transition management fees                      41,650                    -
     Purchase of advisory agreements             23,049,398                    -
     Administrative expenses                        892,132              493,390
     Property management fee                         87,848               90,726
                                            ---------------       --------------

                                                 25,809,867            2,408,956
                                            ---------------       --------------

(Loss) income before interest
   and other income                            (22,724,244)              645,303

     Interest expense                             (127,757)                    -
     Interest income                                 71,700              233,573
     Other income                                       548               13,800
                                            ---------------       --------------

Net (loss) income                              (22,779,753)              892,676
Preferred dividends                                 (6,345)                    -
                                            ---------------       --------------

Net (loss) inc ome available
for common shares                             $(22,786,098)            $ 892,676
                                            ===============       ==============

Earnings per share - basic and diluted

Net (loss) income per common share            $     (21.37)            $    0.72
                                            ===============       ==============

Weighted average common shares                   1,066,354             1,237,916
                                            ===============       ==============

                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - MARCH 31,2002

                   CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
                                   (Unaudited)

                                  Common       Additional        Treasury          Retained
                                  Stock         Capital           Stock            Earnings            Totals
                               ----------- ----------------- ---------------- -----------------  ------------------

Balance January 1, 2002           $ 12,379    $66,329,959    $           -      $  3,171,364       $  69,513,702

Purchase of treasury
stock                                    -              -      (17,866,603)                -         (17,866,603)

Preferred dividends                      -              -                -            (6,345)             (6,345)

Net loss                                 -              -                -       (22,779,753)        (22,779,753)
                              ------------ ----------------- ---------------- -----------------  -------------------


Balance, March 31, 2002           $ 12,379    $66,329,959     $(17,866,603)     $(19,614,734)      $  28,861,001
                              ============ ================= ================ =================  ===================



















                       See notes to financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - MARCH 31,2002

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       For the Three Months Ended
                                                                                March 31,
                                                              ----------------------------------------------
                                                                      2002                     2001
                                                              ---------------------     --------------------
CASH FLOWS FORM OPERATING ACTIVITIES:

Net (Loss) Income                                                   $ (22,779,753)               $  892,676
Adjustments to reconcile net income
to net cash provided by operating activities
         Depreciation and amortization                                     539,856                  559,411
         Straight-line adjustment for stepped
             lease rentals                                                (45,693)                   34,063
         Purchase of advisory agreements                                23,049,398                        -

Change in assets and liabilities
       Accounts payable and accrued expenses                             (127,834)                  220,325
       Accrued interest                                                    127,757                        -
       Receivables                                                        (28,691)                 (130,825)
       Due to affiliates                                                         -                  (54,068)
       Other assets                                                      (160,573)                 (205,042)
                                                              ---------------------     --------------------

Net cash provided by operating activities                                 574,467                 1,316,540
                                                              ---------------------     --------------------

Cash Flows from Investing Activities -

       Improvements to real estate                                       (233,763)                 (442,666)
                                                              ---------------------     --------------------

Cash Flows from Financing Activities -

       Purchase of treasury stock                                     (17,866,603)                        -
                                                              ---------------------     --------------------

(Decrease) Increase in Cash and Cash Equivalents                      (17,525,898)                  873,874

Cash and Cash Equivalents, Beginning of Year                           26,011,761                17,607,533
                                                              ---------------------     --------------------

Cash and Cash Equivalents, End of Quarter                             $  8,485,863             $ 18,481,407
                                                              =====================     ====================


                       See notes to financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     The accompanying condensed consolidated financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Annual Report on Form l0-K of Shelbourne Properties II, Inc., a Delaware Corporation ("Company") for the year ended December 31, 2001.

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.


2.   SIGNIFICANT ACCOUNTING POLICIES

     Investment in Joint Ventures
     ----------------------------

     Prior to April 30, 2002, certain properties were owned in joint ventures with Shelbourne Properties I, L.P. and/or Shelbourne Properties III, L.P. The Company owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, for periods prior to April 30, 2002, the Company's condensed consolidated financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

     After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Revolving Credit Agreement discussed in
     Note 7, after April 30, 2002, the Company will no longer be allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must utilize the equity method of accounting.

     Real Estate
     -----------

     Real estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Company will evaluate the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property might not be recoverable, the Company prepares estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

     If the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the property, the Company recognizes an impairment loss and reduces the carrying amount of the property to its estimated fair value. Fair value is the amount at which the property could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted.

     Impairment write-downs recorded by the Company prior to April 17, 2001 did not affect the tax basis of the assets and were not included in the determination of taxable income or loss. No write-downs have been recorded since the effective date of the merger.

     Because the expected cash flows used to evaluate the recoverability of the property and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process were based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Company may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

     Treasury Stock
     --------------

     Treasury stock is stated at cost.

     Amounts Per Share
     -----------------

     Net income (loss) per share is computed based on average shares outstanding.

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted this statement, which did not materially affect the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company has adopted this statement, which did not have a material effect on the Company's financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     On February 14, 2002, the Company, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Company purchased an advisory agreement (the "Advisory Agreement") between the Company and Shelbourne Management LLC ("Shelbourne Management"), an affiliate of Presidio Capital Investment Company, LLC ("PCIC"), and the 343,124 shares of the Company's common stock held by subsidiaries of PCIC. PCIC is controlled and principally owned by affiliates of the former senior management, and one current director, of the Company. The Company's operating partnership, Shelbourne Properties II, L.P., issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and a note in the amount of $22,034,250. Shelbourne Management's obligations under the contract terminated as of the effective date of the Transaction.

     In conjunction with the Transaction, PCIC entered into an agreement with the Companies and operating partnerships to provide transition services, namely, accounting, asset management, investor services and treasury and cash management, for a period up to one year from the date of the agreement (until February 14, 2003) for a fee of $83,300 per month. This fee is allocated equally among the Companies. For the period from February 15, 2002 to March 31, 2002, the Company paid $41,650 for transition services to PCIC.

     Prior to the Transaction, under the terms of the Advisory Agreements, Shelbourne Management provided the Company with all management, advisory and property management services. For providing these services, Shelbourne Management received (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Company as of the last day of each year, (2) property management fees of up to 6% of property revenues, (3) $150,000 for non-accountable expenses and (4) reimbursement of expenses incurred in connection with the performance of its services.

     Upon its disposition of the Advisory Agreements, Shelbourne Management was entitled to receive reimbursement for non-accountable expenses for the period from January 1, 2002 through February 14, 2002. For that period Shelbourne Management received $25,000. Shelbourne Management was also entitled to receive an asset management fee for the period of January 1, 2002 through February 14, 2002 equal to 1.25% of the gross asset value of the Company. For that period, Shelbourne Management received $157,582.

     For the quarter ended March 31, 2001, our managing general partner was entitled to fees for the administration of High Equity Partners Series 86, (the "Predecessor Partnership"), and received $50,000 for non-accountable expenses and $331,648 as a fee for asset management.

     In October 2000, Kestrel Management L.P. ("Kestrel"), began performing all property management services directly for the Predecessor Partnership and, effective April 17, 2001, the Company. The above referenced transaction did not have any effect on the property management services contract between the Company and Kestrel. For the quarters ended March 31, 2002 and 2001, Kestrel earned $87,848 and $90,726.

4.   REAL ESTATE

     The following table is a summary of the Company's real estate as of March 31, 2002:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                           March 31, 2002      December 31, 2001
                                           --------------      -----------------
                                              [Unaudited]

Land                                         $ 9,636,715            $ 9,636,715
Buildings and improvements                    57,268,707             57,034,945
                                            ------------            ------------

                                              66,905,422             66,671,660

Less:  Accumulated depreciation              (25,785,921)           (25,344,619)
                                            ------------            ------------

                                            $ 41,119,501            $ 41,327,041
                                            ============            ============

5.   FEDERAL INCOME TAX CONSIDERATIONS

     As of April 17, 2001, the Predecessor Partnership was converted into a corporation that will elect to be taxed as a real estate investment trust
     (REIT) under the provisions of the Internal Revenue Code. As a result, the shareholders of the REIT will be required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.

6.   CONVERSION

     As a first step in reorganizing our Predecessor Partnership as a publicly-traded real estate investment trust, a registration statement was filed with the Securities and Exchange Commission on February 11, 2000. On or about February 15, 2001, a prospectus/consent solicitation statement was mailed to the limited partners of our Predecessor Partnership seeking their consent to the reorganization of our Predecessor Partnership into a real estate investment trust. The consent solicitation period expired on April 16, 2001, and holders of a majority of the partnership units approved the conversion.

     On April 17, 2001 the conversion was accomplished by merging our Predecessor Partnership into our current operating partnership. Pursuant to the merger, each limited partner received two shares of stock of the Company for each unit they owned, and the general partners received an aggregate of 61,896 shares of stock of the Company in exchange for their general partner interests.

7.   SUBSEQUENT EVENTS

     On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $29,776,349 of which $22,034,250 was used to repay the note issued in the Transaction, $215,768 to pay associated accrued interest and $837,629 to pay costs associated with the Credit Facility. The excess proceeds of approximately $6,688,702 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or (ii) the greater of (a) agent's prime rate or (b) the federal funds rate plus

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility.

     The Credit Facility is secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Companies and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Company are security for the Credit Facility, except for its two real properties located in Illinois.

     Under the terms of the Credit Facility, the Companies may only sell the pledged property if certain conditions are met. In addition, the Companies must maintain certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that may result in a change of control (as defined under the Credit Facility).

     The Companies are jointly and severally liable under the Credit Facility but have entered into a Contribution and Cross-Indemnification Agreement.

     In addition, following a request by HX Investors, L.P. ("HX Investors") - the largest stockholder of each the Companies and an entity controlled by Mr. Michael Ashner - the board of directors of each Company waived a provision in each Company's certificate of incorporation (as it applies to HX Investors) that otherwise prohibits a stockholder from beneficially owning more than 8% of the common stock of any of the Companies. Pursuant to the waiver, HX Investors may beneficially own up to 12% of the common stock of each Company. Pursuant to a Stockholder Agreement among the Companies, HX Investors and the general partner of HX Investors, HX Investors agreed that until January 1, 2003, with respect to all matters submitted for the approval of any Company's stockholders (1) with the approval and recommendation of the Company's board of directors or (2) by HX Investors or its affiliates, HX Investors and its affiliates would vote all shares beneficially owned by them in excess of the 8% threshold in proportion to the votes cast by the stockholders of the Company (including the 8% of the shares beneficially owned by HX Investors). Mr. Ashner is associated with the property manager for the Companies' properties.

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

On February 14, 2002, the Companies announced the consummation of the Transaction whereby the Companies (i) purchased each of the Advisory Agreements between the Companies and PCIC and (ii) repurchased all of the shares of common stock in the Companies held by PCIC (the "Shares").

Pursuant to the Transaction, Shelbourne paid PCIC $17,866,603 in cash and its operating partnership, Shelbourne Properties II, L.P. issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and issued a note in the amount of $22,034,250.

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

Recent Developments
-------------------

On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $29,776,349 of which $22,034,250 was used to repay the note issued in the Transaction, $215,768 to pay associated accrued interest and $837,629 to pay costs associated with the Credit Facility. The excess proceeds of approximately $6,688,702 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or
(ii) the greater of (a) the agent's prime rate or (b) the federal funds rate plus 1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility.

The Facility is secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Companies and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Company are security for the Credit Facility, except for its two real properties located in Illinois.

Under the terms of the Credit Facility, the Companies may only sell the pledged property if certain conditions are met. In addition, the Companies must maintain certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that may result in a change of control (as defined under the Credit Facility).

The Companies are joint and severally liable under the Credit Facility but have entered into a Contribution and Cross-Indemnification Agreement.

In addition, following a request by HX Investors, L.P. ("HX Investors") - the largest stockholder of each the Companies and an entity controlled by Mr. Michael Ashner - the board of directors of each Company waived a provision in each Company's certificate of incorporation (as it applies to HX Investors) that otherwise prohibits a stockholder from beneficially owning more than 8% of the common stock of any of the Companies. Pursuant to the waiver, HX Investors may beneficially own up to 12% of the common stock of each Company. Pursuant to a Stockholder Agreement among the Companies, HX Investors and the general partner of HX Investors, HX Investors agreed that until January 1, 2003, with respect to all matters submitted for the approval of any Company's stockholders (1) with the approval and recommendation of the Company's board of directors or (2) by HX Investors or its affiliates, HX Investors and its affiliates would vote all shares beneficially owned by them in excess of the 8% threshold in proportion to the votes cast by the stockholders of the Company (including the 8% of the shares beneficially owned by HX Investors). Mr. Ashner is associated with Kestrel, the property manager for the Companies' properties.

The foregoing descriptions of the Stockholder Agreement and the Credit Facility are qualified in their entirety by reference to such agreements, copies of which are attached as Exhibits to our Current Report on Form 8-K filed on May 14, 2002, which is incorporated herein by reference.


Liquidity and Capital Resources
-------------------------------

The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition to cash, unlike the Predecessor Partnership, which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity capital raised by either borrowing money on a long-term or short-term basis, or issuing additional equity securities. Due to the restrictions on the incurrence of debt on the Predecessor Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Predecessor Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

The Company had $8,485,863 in cash and cash equivalents at March 31, 2002. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity is based upon cash and cash equivalents, which decreased by $17,525,898 as compared to December 31, 2001. The decrease in cash and cash equivalents is due to $17,866,603 paid to Presidio in connection with the Transaction that was consummated on February 14, 2002 where the Company repurchased 343,124 shares held by Presidio and the Advisory Agreements. The Company also incurred expenses of $233,762 in improvements to real estate. These expenditures were offset by $574,468 of cash provided by operating activities. Currently, the Company's primary source of funds is cash flows from the operation of its properties; principally rents received from tenants, which amounted to $3,085,623 for the three months ended March 31, 2002. In addition, to the extent the Company were to acquire additional assets, its cash flow from operations would be derived from a larger, more diverse, and potentially riskier group of assets than what is currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

For the three months ended March 31, 2002, the Company made payments amounting to $233,762 in capital expenditures that were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, capital expenditures consisted of facade repairs, suite preparation at 568 Broadway and frontage repairs at our Matthews Festival property due to a recent car accident.

The budgeted expenditures for 2002 capital improvements and capitalized tenant procurement cost in 2002 are an aggregate of $2,011,826. These costs are to be incurred in the normal course of business and funded from cash flows from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments, as well as other sources of capital , which could include financing proceeds and the issuance of additional equity. However, the actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. In the event that the Company were to purchase additional real estate assets or incur additional mortgage indebtedness, the Company's expenses would increase, which would raise the risk that the Company would be unable to fund the necessary capital and tenant procurement costs at its properties.

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

Results of Operations
---------------------

Three months ended March 31, 2002 vs. March 31, 2001
----------------------------------------------------

Net income

Excluding one-time expenses relating to the Transaction, net income decreased by $495,274, or 55%, to $397,402 for the three months ended March 31, 2002 from $892,676 for the same period in 2001. This decrease in net income was due to an increase of legal fees of approximately $400,000 for this quarter over the same period in 2001, which were largely incurred in relation to the Transaction and, therefore, may be one-time expenses as well. The decrease in net income was also due to an increase in operating expenses of $107,620 primarily attributable to an increase in insurance costs due to increased insurance rates as a result of the terrorist attacks of September 11, 2001 and to the incurrence of additional real estate taxes. This decrease in net income was partially offset by the fourth quarter 2001 sale of Commonwealth Industrial Park. When taking into account the one-time expenses related to the Transaction, net income decreased by a total of $23,672,429 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The Company paid $23,049,398 in relation to the Transaction, consisting of a note payable in the amount of $22,034,250 and the issuance of Class A 5% cumulative preferred partnership interests with a liquidation value of $1,015,148.

Income

Income decreased $143,761, or 4.4%, to $3,157,871 for the three months ended March 31, 2002 from $3,301,632 for the same period in 2001 primarily due to the decrease in interest income and other income. These decreases were partially offset by a rental revenue increase of $31,364. Interest income decreased by $161,873, or 69.3%, to $71,700 for the three months ended March 31, 2002 due to significantly lower cash balances during that time as compared to the same period in 2001 due to the Transaction. Other income decreased for the three months ended March 31, 2002 as compared to the same period ended March 31, 2001 by $13,252 due to the absence in the first quarter of 2002, as a result of the conversion of the Predecessor Partnership into a REIT, of transfer fees that were previously generated by the transfer of partnership interests.

Rental Revenues

Rental revenues increased by $31,364, or 1%, to $3,085,623 for the three-months ended March 31, 2002 from $3,054,259 for the same period in 2001. This is primarily due to increased base rental rates at 568 Broadway. Rental revenues as a whole decreased, however, due to the loss of rental revenue following the sale of Commonwealth Industrial Park on December 6, 2001.

Costs and expenses

Total costs and expenses, including interest expense, for the three months ended March 31, 2002, amounted to $25,937,624, an increase of $23,528,66 as compared to the same period in 2001, primarily due to payments in connection with the Transaction. Of this total, recurring costs and expenses, including interest expense, amounted to $2,760,469 for the three months ended March 31, 2002, an increase of $351,513, or 14.6%, from the $2,408,956 incurred for the same period in 2001. This increase in recurring costs and expenses is attributable to an increase in operating expenses and administrative expenses unrelated to the Transaction. The Company also incurred a one-time expense of $23,049,398 in connection with the Transaction and interest expense of $127,757 on the note issued in the Transaction. Legal fees for this period, which were largely attributable to the Transaction, were approximately $400,000 higher as compared to legal expenses incurred in the first quarter of 2001.

Operating expenses increased by $107,620, or 11.5%, to $1,041,401 for the three months ended March 31, 2002 from $933,781 for the same period of 2001 due to an increase in insurance costs as a result of the increased rates in the insurance industry generally and an increase in the amount of real estate taxes paid. Expenses related to depreciation and amortization decreased slightly for the three months ended March 31, 2002 as compared to the same period in 2001 primarily due to the fourth quarter 2001 sale of a property, Commonwealth Industrial Park. The Commonwealth sale is also primarily responsible for the slight decrease in property management fees. The decrease is partially offset by increased collections at 568 Broadway. Expenses related to asset management fees decreased by $132,416, or 40%, to $199,232 for the three months ended March 31, 2002 from $331,648 for the same period in 2001. The $331,648 in asset management fees for the first quarter of 2001 were paid to the managing general partner of the Predecessor Partnership. For the first quarter of 2002, the $199,232 in asset management fees were paid to Shelbourne Management prior to February 14, 2002 and to PCIC thereafter in accordance with PCIC's agreement to provide transition services to the Company upon the consummation of the Transaction.

Inflation

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

FFO for the three month periods ended March 31, 2002 and 2001 are summarized in the following table:

                                                               Three Months Ended
                                                       March 31, 2002      March 31, 2001
                                                       --------------  --------------

            Net (Loss) Income (A)                       $(22,779,753)        $892,676

            Plus:  Depreciation and
            Amortization related to real estate              539,856          559,411
                                                            --------          -------

            Funds From Operations (A)                   $(22,239,897)      $1,452,087
                                                        =============      ==========

(A) Net Income and Funds From Operations include $23,049,398 related to the purchase of the Advisory Agreements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate sensitivity. Our long-term debt bears interest at a floating rate, and therefore we are exposed to the risk of interest rate changes. At May 13, 2002, borrowings under our secured revolving credit facility totaled $29,776,349 million and initially bore an interest rate of LIBOR plus 2.5%. Based on the balance outstanding on our credit facility at May 13, 2002 and the interest rate at that date, a 10% increase in LIBOR would increase our interest expense in 2002 by approximately $36,500. Conversely, a 10% decrease in LIBOR would decrease our interest expense in 2002 by the same amount. The gain or loss we ultimately realize with respect to interest rate fluctuations will depend on the actual interest rates during that period. We do not believe that we have any risk related to derivative financial instruments.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 22, 2002, Carl Icahn and Longacre Corp. brought a derivative shareholder suit in the New York State Supreme Court against NorthStar Capital Investment Corp., PCIC, Shelbourne Management, Peter W. Ahl, David Hamamoto, David G. King, Jr., Dallas E. Lucas, W. Edward Scheetz, Michael T. Bebon, Donald
W. Coons and Robert Martin, and nominal defendants the Company, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. for, inter alia, breach of fiduciary duties relating to the approval of the stock repurchase transaction between the Company and NorthStar Capital Investment Corp. On March 4, 2002, Icahn and Longacre brought a motion for expedited discovery, reversal of priority of discovery and injunctive relief by Order to Show Cause. Thereafter, the defendants moved to dismiss the case for, among other reasons, the failure to make a demand on the Board of Directors prior to commencing the action. At a hearing held on March 11, the court authorized limited discovery in connection with defendant's motion to dismiss. The parties have conducted the expedited discovery, and a court conference on the defendants' motion to dismiss is scheduled for May 24, 2002.

Carl Icahn and Longacre Corp. also filed a complaint in Delaware against the Company in May 2002 seeking to compel an annual stockholders meeting and for injunctive relief. The Company has not yet been served with this complaint.

In addition, two shareholder derivative actions were filed in Delaware against the same defendants in March 2002. Those actions have now been consolidated, and defendants have moved to dismiss the consolidated action. On or about May 7, 2002, the plaintiffs in the consolidated Delaware actions filed a new complaint seeking to compel an annual stockholders meeting and for injunctive relief. The complaint also alleges a breach of fiduciary duties in connection with the reconstitution of the classes of the Company's board of directors in relation to the stock repurchase transaction.

With respect to the allegations in the lawsuits, we believed at the time the Special Committee approved the transaction, and we continue to believe, that the stock repurchase was fair and reasonable and in the best interests of the Company and its shareholders.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number                              Description
------                              -----------

(3.1)       Amended and Restated Certificate of Incorporation of the Company*

(3.2)       Amended and Restated Bylaws of the Corporation*

(4.1) Amended and Restated Agreement of Limited Partnership of the operating partnership*

(4.2)       Shareholder Rights Agreement*

(4.3)       Amendment to Shareholder Rights Agreement**

(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock*

(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002***

(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders. ***

(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000. ***

(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time. ***

(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries. ***

(10.5) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders. ***

(10.6) Form of Mortgage, dated as of April 30, 2002, issued by Shelbourne Properties II, Inc.to Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for itself and other lenders, with respect to its real property located in Richmond, Virginia, Matthews, North Carolina and Raleigh, North Carolina. ***

(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership. **

* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended March 31, 2002:

(i) Press release announcing the purchase of (i) advisory agreements between the Companies and an affiliate of Presidio Capital Investment Corp. and
        (ii) the repurchase of all of the shares of capital stock in the Companies held by a subsidiary of Presidio Capital Investment Corp.

Items Reported: 5

Date Filed: February 14, 2002

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Shelbourne Properties II, Inc.
                            (Registrant)


Dated:  May 15, 2002        By:  /s/ Dallas E. Lucas
                                 ----------------------------------------
                                 Dallas E. Lucas
                                 Authorized Signatory and Treasurer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Number                          Description
------                          -----------

(3.1)   Amended and Restated Certificate of Incorporation of the Company*
(3.2)   Amended and Restated Bylaws of the Corporation*
(4.1) Amended and Restated Agreement of Limited Partnership of the operating partnership*
(4.2)   Shareholder Rights Agreement*
(4.3)   Amendment to Shareholder Rights Agreement**
(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock*
(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002***
(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders. ***
(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000. ***
(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time. ***
(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries. ***
(10.6) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders. ***
(10.7) Form of Mortgage, dated as of April 30, 2002, issued by Shelbourne Properties II, Inc.to Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for itself and other lenders, with respect to its real property located in Richmond, Virginia, Matthews, North Carolina and Raleigh, North Carolina. ***
(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership. **

* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.