Form 10-Q
period 2002-06-30
SHELBOURNE PROPERTIES II INC
filed 2002-08-19
CIK 1106037

               __________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                         Commission file number 0-16341

                         SHELBOURNE PROPERTIES II, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                   04-3502382
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                  Identification No.)

     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
                    (Address of principal executive offices)

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

                                  Yes X No___

 As of August 13, 2002, there were 894,792 shares of common stock outstanding.

________________________________________________________________________________

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - JUNE 30, 2002

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

         Condensed Consolidated Balance Sheets -
             June 30, 2002 and December 31, 2001...............................3

         Condensed Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 2002 and 2001..................4

         Condensed Consolidated Statement of Equity -
                 Six Months Ended June 30, 2002................................5

         Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2002 and 2001.......................6

         Notes to Condensed Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........24


Part II. Other Information:

Item 1.  Legal Proceedings....................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................26

Signatures....................................................................28

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - JUNE 30, 2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       (Unaudited)
                                                                      June 30, 2002           December 31, 2001
                                                                    -----------------       ---------------------
ASSETS

Real estate, net                                                    $       24,720,985       $         41,327,041
Cash and cash equivalents                                                   13,396,784                 26,011,761
Other assets                                                                 1,661,328                  3,191,467
Receivables, net of allowances of
     $77,568 and $92,074, respectively                                          61,664                    151,706
Investment in joint ventures                                                20,754,671                          -
                                                                    ------------------       ---------------------

TOTAL ASSETS                                                        $       60,595,432       $         70,681,975
                                                                    ===================      =====================



LIABILITIES AND EQUITY

Accounts payable and accrued expenses                               $        2,446,161       $          1,168,273
Note payable                                                                29,779,343                          -
                                                                    ------------------       ---------------------

Total Liabilities                                                           32,225,504                  1,168,273
                                                                    ------------------       ---------------------

COMMITMENTS AND CONTINGENCIES

CLASS A 5% PREFERRED PARTNERSHIP INTERESTS,
  AT LIQUIDATION VALUE                                                       1,015,148                           -
                                                                    ------------------       ---------------------

EQUITY

Common stock:
   $.01 par value share; authorized 2,500,000 shares;
   issued 1,237,916 shares; outstanding 894,792 and
   1,237,916, respectively                                                      12,379                     12,379
Additional capital                                                          66,329,959                 66,329,959
Treasury stock, at cost                                                    (17,866,603)                         -
Retained earnings                                                          (21,120,955)                 3,171,364
                                                                    ------------------       ---------------------

Total Equity                                                                27,354,780                 69,513,702
                                                                    ------------------       ---------------------

TOTAL LIABILITIES AND EQUITY                                        $       60,595,432       $         70,681,975
                                                                    ==================       =====================


            See notes to condensed consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - JUNE 30, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the Three Months Ended                    For the Six Months Ended
                                                                   June 30,                                       June 30,
                                                             2002              2001                     2002                 2001
                                                         -----------        -----------             -----------          -----------
Rental revenues                                          $ 1,244,039        $ 3,042,154             $ 2,444,764          $ 6,096,413
                                                         -----------        -----------             -----------          -----------
Costs and expenses

        Operating expenses                                   445,204            976,043                 887,196            1,909,824
        Depreciation and amortization                        361,040            547,963                 658,704            1,107,374
        Asset management fee                                       -            334,378                 157,582              666,026
        Transition management fee                             83,300                  -                 124,950                    -
        Purchase of advisory agreements                            -                  -              23,049,398                    -
        Administrative expenses                            2,523,814            350,881               3,401,197              844,271
        Property management fee                               38,531             91,576                  71,516              182,302
                                                         -----------        -----------             -----------          -----------
                                                           3,451,889          2,300,841              28,350,543            4,709,797
                                                         -----------        -----------             -----------          -----------
(Loss) income before equity income from joint
         ventures, interest and other income              (2,207,850)           741,313             (25,905,779)           1,386,616
        Equity income from joint ventures                    969,525                  -               1,963,882                    -
        Interest expense                                    (299,454)                 -                (427,211)                   -
        Interest income                                       44,388            182,429                  95,416              416,002
        Other income                                               -              8,602                     548               22,402
                                                         -----------        -----------             -----------          -----------
Net (loss) income                                         (1,493,391)           932,344             (24,273,144)           1,825,020
Preferred dividends                                          (12,830)                 -                 (19,175)                   -
                                                         -----------        -----------             -----------          -----------
Net (loss) income available for common shares            $(1,506,221)       $   932,344            $(24,292,319)         $ 1,825,020
                                                         ===========        ===========             ===========          ===========
Earnings per share - basic and diluted
Net income (loss) per common share                       $     (1.68)       $      0.75            $     (24.79)         $      1.47
                                                         ===========        ===========             ===========          ===========
Weighted average common shares                               894,792          1,237,916                 980,099            1,237,916
                                                         ===========        ===========             ===========          ===========

            See notes to condensed consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - JUNE 30, 2002

                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                                   (Unaudited)

                             Common      Additional       Treasury         Retained
                              Stock       Capital          Stock           Earnings         Totals
                            ----------  -------------  ---------------  --------------- ----------------
Balance, January 1, 2002     $ 12,379   $ 66,329,959    $           -    $   3,171,364     $ 69,513,702

Purchase of treasury stock          -              -      (17,866,603)               -      (17,866,603)

Preferred dividends                 -              -                -          (19,175)         (19,175)

Net loss                            -              -                -      (24,273,144)     (24,273,144)
                            ----------  -------------  ---------------  --------------- ----------------

Balance, June 30, 2002       $ 12,379   $ 66,329,959    $ (17,866,603)   $ (21,120,955)    $ 27,354,780
                            ==========  =============  ===============  =============== ================

            See notes to condensed consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10-Q - JUNE 30, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        For the Six Months Ended
                                                                                 June 30,
                                                              --------------------------------------------
                                                                   2002                          2001
                                                              --------------                  ------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net (Loss) income                                             $ (24,273,144)                  $ 1,825,020
Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
         Depreciation and amortization                              658,704                     1,107,374
         Straight-line adjustment for stepped
             lease rentals                                            9,806                        37,531
         Purchase of advisory agreements                         23,049,398                             -
         Equity income from joint venture                        (1,963,882)                            -

Change in assets and liabilities:
       Accounts payable and accrued expenses                      1,743,798                       (20,758)
       Receivables                                                   (2,318)                      (45,924)
       Due to affiliates                                                  -                      (512,473)
       Other assets                                               7,496,647                      (499,292)
                                                              --------------                  ------------
Net Cash Provided by Operating Activities:                        6,719,009                     1,891,478
                                                              --------------                  ------------
CASH FLOW FROM INVESTING ACTIVITIES-
       Improvements to real estate                                 (274,176)                     (658,949)
                                                              --------------                  ------------
CASH FLOW FROM FINANCING ACTIVITIES
       Purchase of treasury stock                               (17,866,603)                            -
       Proceeds from note payable                                29,779,343                             -
       Payoff of note payable                                   (22,034,250)                            -
                                                              --------------                  ------------
Net Cash Used in Financing Activities                           (10,121,510)                            -
                                                              --------------                  ------------
(Decrease) Increase in cash and cash equivalents                 (3,676,677)                    1,232,529
Cash and cash equivalents, beginning of year                     26,011,761                    17,607,533
Cash and cash equivalents, related to investment
   in joint ventures                                             (8,938,300)                            -
                                                              --------------                  ------------
Adjusted cash and cash equivalent, beginning of year             17,073,461                    17,607,533
                                                              --------------                  ------------
Cash and cash equivalents, end of quarter                      $ 13,396,784                    18,840,062
                                                              ==============                  ============
Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                            $ 427,211                    $        -
                                                              ==============                  ============

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     The accompanying condensed consolidated financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Annual Report on Form l0-K of Shelbourne Properties II, Inc., a Delaware corporation (the "Company") for the year ended December 31, 2001.

     The financial information contained herein is condensed and unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Investment in Joint Ventures

     Certain properties are owned in joint ventures with Shelbourne Properties I, L.P. and/or Shelbourne Properties III, L.P. Prior to April 30, 2002, the Company owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, for periods prior to April 30, 2002, the Company's condensed consolidated financial statements presented the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

     After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Note Payable discussed in Note 8, the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting. Accordingly, the Company's condensed consolidated balance sheet at June 30, 2002 and the Company's condensed consolidated statements of operations for the three and six month period ended June 30, 2002 reflect the equity method of accounting.

     The impact of the change to equity accounting on the December 31, 2001 condensed consolidated balance sheet reduced real estate by $16.3 million, cash and cash equivalents by $8.9 million, receivables by $0.1 million, accounts payable and accrued expenses by $0.5 million and increased other assets by $6.1 million and investment in joint ventures by $18.8 million.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Treasury stock is stated at cost.

     Amounts Per Share

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS 4, "Reporting Gains and Losses from Exstinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Under adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB opinion No. 30. The Company does not expect that this statement will have an effect on the Company's financial statements.

3.   RELATED PARTY TRANSACTIONS

     On February 14, 2002, the Company, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Company purchased an advisory agreement (the "Advisory Agreement") between the Company and Shelbourne Management LLC ("Shelbourne Management"), an affiliate of Presidio Capital Investment Company, LLC ("PCIC"), and the 343,124 shares of the Company's common stock held by subsidiaries of PCIC. PCIC is controlled and principally owned by affiliates of the former senior management and one current director of the Company. The Company's operating partnership, Shelbourne Properties II, L.P., issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and a note in the amount of $22,034,250. Shelbourne Management's obligations under the contract terminated as of the effective date of the Transaction.

     In conjunction with the Transaction, PCIC entered into an agreement with the Companies and their respective operating partnerships to provide transition services, namely, accounting, asset management, investor services and treasury and cash management, for a period up to one year from the date of the agreement (until February 14, 2003) for a fee of $83,300 per month. This fee is allocated equally among the Companies. For the period from April 1 to June 30, 2002, the Company paid PCIC $83,300 for transition services and for the period from February 15, 2002 to June 30, 2002, the Company paid PCIC $124,950 for transition services. As a result of the settlement of all lawsuits (see note 9) this agreement was terminated effective September 30, 2002 and all 3rd quarter transition fees owed were required to be paid in full by the Company in July 2002. The Company paid all transition fees owed on July 11, 2002.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     equal to 1.25% of the gross asset value of the Company. For that period, Shelbourne Management received $157,582.

     On April 17, 2001, High Equity Partners Series 86, (the "Predecessor Partnership") was converted into a Real Estate Investment Trust. With the conversion, the Managing General Partner of the predecessor partnership was no longer entitled to receive fees for the administration of the partnership. As of the conversion date, Shelbourne Management was entitled to receive the fees formerly paid to the Managing General Partner. During the quarter ended June 30, 2001, the Managing General Partner received $9,444 for non-accountable expenses and $63,160 for the asset management fee. Shelbourne Management received $40,556 for non-accountable expenses and $271,218 for the asset management fee. For the six months ended June 30, 2001, the Managing General Partner received $59,444 and Shelbourne Management received $40,556 for non-accountable expenses. For the six months ended June 30, 2001 the Managing General Partner received $394,808 and Shelbourne Management received $271,218 for the asset management fee.

     In October 2000, Kestrel Management L.P. ("Kestrel"), began performing all property management services directly for the Predecessor Partnership and, effective April 17, 2001, the Company. The Transaction did not have any effect on the property management services contract between the Company and Kestrel. For the quarters ended June 30, 2002 and 2001, Kestrel earned $38,531 and $91,576, respectively. For the six months ended June 30, 2002 and 2001, Kestrel earned $71,516 and $182,302, respectively.

     At June 30, 2002, $427,789 of receivables from joint venture's was included in other assets.

4.   REAL ESTATE

                                     June 30, 2002            December 31, 2001
                                     -------------            -----------------
                                      (Unaudited)

Land                                  $ 6,499,704                $  9,636,715
Buildings and improvements             33,460,920                  57,034,945
                                       ----------                ------------

                                       39,960,624                  66,671,660

Less:  Accumulated depreciation       (15,239,639)                (25,344,619)
                                      ------------               ------------

                                      $24,720,985                $ 41,327,041
                                      ============               ============

     See footnote 2 "Investment in Joint Ventures" for the impact on real estate as a result of the change to equity accounting for joint ventures.

5.   INVESTMENT IN JOINT VENTURES

     The Company invests in four joint ventures, (568 Broadway, Century Park, Seattle Landmark and Tri-Columbus). The joint ventures condensed consolidated statement of operations for the three and six months ending June 30, 2002 and 2001, are as follows:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                        FOR THREE MONTHS   FOR SIX MONTHS ENDED
                                          ENDED JUNE 30,         JUNE 30,

                                             2002                  2002
                                        ---------------------------------------

Rental Revenues                          $4,806,319             $9,509,984

Costs and Expenses                        2,329,927              4,554,254
                                        ---------------------------------------
Income before interest and other income   2,476,392              4,955,730

Interest Income                               8,989                 65,099
Other income
                                        ---------------------------------------
Net income for joint ventures            $2,485,381             $5,020,829
                                        =======================================

Equity Income from joint ventures for
Shelbourne Properties II, Inc.            $ 969,525             $1,963,882
                                        =======================================


6.   FEDERAL INCOME TAX CONSIDERATIONS

     As of April 17, 2001, the Predecessor Partnership was converted into a corporation that elected to be taxed as a real estate investment trust
     (REIT) under the provisions of the Internal Revenue Code. As a result, the shareholders of the REIT are required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.

7.   CONVERSION

     As a first step in reorganizing the Predecessor Partnership as a publicly-traded real estate investment trust, a registration statement was filed with the Securities and Exchange Commission on February 11, 2000. On or about February 15, 2001, a prospectus/consent solicitation statement was mailed to the limited partners of the Predecessor Partnership seeking their consent to the reorganization of the Predecessor Partnership into a real estate investment trust. The consent solicitation period expired on April 16, 2001, and holders of a majority of the partnership units approved the conversion.

     On April 17, 2001 the conversion was accomplished by merging the Predecessor Partnership into the current operating partnership. Pursuant to the merger, each limited partner received two shares of stock of the Company for each unit they owned, and the general partners received an aggregate of 61,896 shares of stock of the Company in exchange for their general partner interests. The common stock of the Company is listed on the American Stock Exchange under the symbol HXE.

8.   NOTE PAYABLE

     On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     AG, New York Branch, as agent for itself and other lenders (referred to as the "Credit Facility" or the "Note Payable"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,073 under the Credit Facility. The Company's share of the proceeds amounted to $29,779,343 of which $22,034,250 was used to repay the note issued in the Transaction, $215,768 to pay associated accrued interest and $840,624 to pay costs associated with the Credit Facility. The excess proceeds of approximately $6,688,701 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or (ii) the greater of
     (a) agent's prime rate or (b) the federal funds rate plus 1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility. Interest is payable monthly in arrears. The interest rate at June 30, 2002 was approximately 4.19%.

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

9.   SUBSEQUENT EVENTS

     On July 1, 2002, the Company, along with Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc., entered into settlement agreements with respect to certain outstanding litigation involving the Companies. In connection with the settlement, the Company entered into a stock purchase agreement (the "HX Investors Stock Purchase Agreement") with HX Investors, L.P. ("HX Investors") and Exeter Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the owner of approximately 12% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $62.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

     Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval at the 2002 annual meeting of stockholders to be held on September 9, 2002 (the "Annual Meeting"). HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation at the Annual Meeting. Under the Plan of Liquidation, HX Investors would have received an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $66.25 per share was made to the stockholders of the Company.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Subsequently, on July 29, 2002, Longacre Corp., an affiliate of Carl C. Icahn, filed an action on July 29, 2002 in the United States District Court for the Southern District of New York against the Companies seeking (i) a declaration that HX Investors violated Sections 13(e) and 14(d) and (e) of the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, and that the 25% liquidation premium to be paid to HX Investors and Exeter Capital Corporation upon liquidation of the Companies is invalid and illegal; and (2) an injunction enjoining HX Investors from proceeding with the HX Investors Offer until HX Investors makes the appropriate filings and disclosures. A hearing on Longacre's Motion for an Injunction was held on August 1, 2002, and the request for a preliminary injunction was denied. .

     On August 5, 2002, the Company entered into an amendment to the HX Investors Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $62.00 to $73.85. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $66.25 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

     The HX Investors Offer is scheduled to expire at midnight on Friday, August 16, 2002.

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

Pursuant to the Transaction, the Company paid PCIC $17,866,603 in cash and its operating partnership, Shelbourne Properties II, L.P. issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and issued a note in the amount of $22,034,250.

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

On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,073 under the Credit Facility. The Company's share of the proceeds amounted to $29,779,343 of which $22,034,250 was used to repay the note issued in the Transaction, $215,768 to pay associated accrued interest and $840,624 to pay costs associated with the Credit Facility. The excess proceeds of $6,688,701 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or (ii) the greater of (a) the agent's prime rate or (b) the federal funds rate plus 1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility.

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

At the request of HX Investors, L.P. ("HX Investors") - the largest stockholder of the Company and an entity controlled by Mr. Michael Ashner - on April 30, 2002 the board of directors of the Company waived a provision in the Company's certificate of incorporation (as it applies to HX Investors) that otherwise prohibits a stockholder from beneficially owning more than 8% of the common stock of the Company to allow HX Investors to own up to 12% of the common stock of the Company. Pursuant to a Stockholder Agreement among the Company, Shelbourne Properties I, Inc., Shelbourne Properties III, Inc., HX Investors and the general partner of HX Investors, HX Investors agreed that until January 1, 2003, with respect to all matters submitted for the approval of the Company's stockholders (1) with the approval and recommendation of the Company's board of directors or (2) by HX Investors or its affiliates, HX Investors and its affiliates would vote all shares beneficially owned by them in excess of the 8% threshold in proportion to the votes cast by the stockholders of the Company (including the 8% of the shares beneficially owned by HX Investors). Mr. Ashner is associated with Kestrel, the property manager for the Company's properties.

The foregoing descriptions of the Stockholder Agreement and the Credit Facility are qualified in their entirety by reference to such agreements, copies of which are attached as exhibits to our Current Report on Form 8-K filed on May 14, 2002, which is incorporated herein by reference.

Recent Developments

On July 1, 2002, the Company, along with Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc., entered into settlement agreements with respect to certain outstanding litigation involving the Companies. In connection with the settlement, the Company entered into a stock purchase agreement (the "HX Investors Stock Purchase Agreement") with HX Investors and Exeter, the general partner of HX Investors, pursuant to which HX Investors, the owner of approximately 12% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $62.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval at the 2002 annual meeting of stockholders to be held on September 9, 2002 (the "Annual Meeting"). HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation at the Annual Meeting. Under the Plan of Liquidation, HX Investors would have received an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $66.25 per share was made to the stockholders of the Company.

Subsequently, on July 29, 2002, Longacre Corp., an affiliate of Carl C. Icahn ("Icahn"), commenced a litigation against the Company, and Icahn publicly announced that his related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Company as were tendered for under the HX Investors Offer, at a price per share of $68.20. Over the course of the next several days, Icahn and HX Investors submitted competing proposals to the board of directors of the Company and made those proposals public. On August 4, 2002, Icahn notified the Company that he was no longer interested in proceeding with his proposed offer.

On August 5, 2002, the Company entered into an amendment to the HX Investors Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $62.00 to $73.85. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $66.25 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

The HX Investors Offer is scheduled to expire at midnight on Friday, August 16, 2002.


Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of long-lived assets. At June 30, 2002 and December 31, 2001, the Company had $29,720,985 and $29,984,138 of real estate (net), accounting for approximately 41% and 36%, respectively, of the Company's total assets. Property and equipment is carried at cost net of adjustments for impairment. The fair value of the Operating Partnership's property and equipment is dependent on the performance of the properties.

The Company evaluates recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictated. If there is an indication that the carrying value of a property might not be recoverable, the Company prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

For the years ended December 31, 2001, 2000, and 1999, no impairment losses have been recorded. Cumulative impairment losses from previous years for all properties included in real estate in the accompanying balance sheets would amount to $20,100,000. Impairment write-downs recorded by the Corporation do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

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

Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and variances may be material. The Company may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

Useful lives of long-lived assets. Property and equipment, and certain other long-lived assets are amortized over their useful lives. Depreciation and amortization are computed using the straight-line method over the useful life of the property and equipment. The cost of properties represents the initial cost of the properties to the Company plus acquisition and closing costs less impairment adjustments. Tenant improvements and leasing costs are amortized over the applicable lease term. Useful lives are based upon management's estimate over the period that the assets will generate revenue.

Revenue Recognition. Base rents are recognized on a straight-line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned pursuant to Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Tax Force's consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants or taxes, insurance and other operating expenses are recognized as revenue in the period the applicable taxes are incurred.

New Accounting Policies

Certain properties are owned in joint ventures with Shelbourne Properties I, L.P. and/or Shelbourne Properties III, L.P. Prior to April 30, 2002, the Company owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, for periods prior to April 30, 2002, the Company's condensed consolidated financial statements presented the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Credit Facility discussed in Note 8 to the "Notes to Condensed Consolidated Financial Statements", after April 30, 2002, the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must utilize the equity method of accounting. Accordingly, the Company's condensed consolidated balance sheet at June 30, 2002 and the Company's condensed consolidated statements of operations for the three and six month period ended June 30, 2002 reflect the equity method of accounting.

Pro Forma Information

The following tables show (i) the pro-forma condensed consolidated balance sheet as of December 31, 2001 and (ii) the pro-forma statement of operations for the three and six months ended June 30, 2001, both reflecting the impact of the change to equity accounting for the investment in joint ventures. The pro forma information is provided for the purpose of comparing results of operations in the review of management's discussion and analysis. The Company's total equity did not change.

           CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEET INFORMATION

                                Previously Reported           Pro Forma       Equity Method
                                 December 31, 2001           Adjustments    December 31, 2001
                                -------------------        --------------   -----------------
ASSETS

Real estate, net                   $ 41,327,041             $(16,342,903)     $ 24,984,138
Cash and cash equivalents            26,011,761               (8,938,300)       17,073,461
Other assets                          3,191,467                6,097,689         9,289,156
Receivables, net of allowances
    of $77,568 and $88,700,             151,706                  (92,360)           59,346
    respectively
Investment in joint ventures                  -               18,790,789        18,790,789
                                -------------------        --------------   -----------------
Total Assets                       $ 70,681,975               $ (485,085)     $ 70,196,890
                                ===================        ==============   =================

LIABILITIES

Accounts payable and accrued
     expenses                      $  1,168,273               $ (485,085)     $    683,188
                                -------------------        --------------   -----------------
Total Liabilities                  $  1,168,273               $ (485,085)     $    683,188
                                ===================        ==============   =================

            CONDENSED CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS

                                                             For the Three Months Ended              For the Six Months Ended
                                                                      June 30,                                June 30,

                                                        Previously    Pro forma               Previously     Pro forma
                                                         Reported    Adjustments               Reported     Adjustments
                                                           2001         2001       Total         2001          2001        Total
                                                       -----------  ------------ ----------   ----------   ------------  ----------
Rental revenues                                        $ 3,042,154  $(1,719,619) $1,322,535   $6,096,413    (3,339,045)  $2,757,368
                                                       -----------  ------------ ----------   ----------   ------------  ----------
Costs and expenses                                       2,300,841     (814,230)  1,486,611    4,709,797    (1,629,196)   3,080,601
                                                       -----------  ------------ ----------   ----------   ------------  ----------
Income (loss) before equity income from
   joint ventures interest and other income                741,313     (905,389)   (164,076)   1,386,616    (1,709,849)    (323,233)
     Equity income from joint ventures                           -    1,025,681   1,025,681          -       1,963,876    1,963,876
     Interest Income                                       182,429     (111,690)     70,739      416,002      (245,425)     170,577
     Other Income                                            8,602       (8,602)          -       22,402        (8,602)      13,800
                                                       -----------  ------------ ----------   ----------   ------------  ----------
Net income                                             $   932,344  $         -   $ 932,344   $1,825,020     $       -   $1,825,020
                                                       ===========  ============ ==========   ==========   ============  ==========

Liquidity and Capital Resources

The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. Unlike the Predecessor Partnership, which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity, in addition to cash, capital raised by either borrowing money on a long-term or short-term basis, or issuing additional equity securities. Due to the restrictions on the incurrence of debt on the Predecessor Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Predecessor Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

The Company had $13,396,784 in cash and cash equivalents at June 30, 2002. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity is based upon cash and cash equivalents, which decreased by $3,676,677 from $17,073,461 for the year ended December 31, 2001. The decrease in cash and cash equivalents is due to $17,866,603 paid to Presidio in connection with the Transaction that was consummated on February 14, 2002 where the Company repurchased 343,124 shares held by Presidio. The Company also incurred $274,176 in improvements to real estate. The Company received proceeds from the initial borrowing under the Credit Facility of $29,779,393, of which $22,034,250 was used to retire the note that was issued in relation to the Transaction. These expenditures were offset by $6,719,009 of cash provided by operating activities.

Currently, the Company's primary source of funds is cash flow from the operation of its properties; principally rents billed to tenants, which amounted to $1,244,039 and $2,444,764 for the three and six months ended June 30, 2002. In the event the Company were to acquire additional assets, its cash flows from operations would be derived from a larger, more diverse, and potentially riskier group of assets than what is currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

For the six months ended June 30, 2002, the Company made $274,176 in capital expenditures that were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, the Company's capital expenditures were for frontage repairs at the Matthews Festival property due to a car accident.

The budgeted expenditures for 2002 capital improvements and capitalized tenant procurement cost in 2002 are an aggregate of $412,690. These costs are to be incurred in the normal course of business and funded from cash flows from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments, as well as other sources of capital , which could include financing proceeds and the issuance of additional equity. However, the actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. In the event that the Company were to purchase additional real estate assets or incur additional mortgage indebtedness, the Company's expenses would increase, which would raise the risk that the Company would be unable to fund the necessary capital and tenant procurement costs at its properties.

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

Results of Operations

Six months ended June 30, 2002 vs. June 30, 2001

Net income

The Company's net income decreased by $26,098,164 to $(24,273,144) for the six months ended June 30, 2002 from $1,825,020 for the same period in 2001. This increase is primarily due to the Transaction, as well as legal and professional fees incurred in connection with the Transaction and subsequent lawsuits filed against the Company, and the payment of consulting fees to Lazard Freres & Co LLC ("Lazard.") The Company paid $23,049,348 in relation to the Transaction, consisting of a note payable in the amount of $22,034,250 and a Class A 5% cumulative preferred partnership interest with a liquidation preference of $1,015,148. Legal costs associated with the Transaction and litigation was $1,909,623 for the six months ended June 30, 2002. The Company incurred $878,827 in fees to Lazard for consulting services.

Rental Revenues

Rental revenues decreased by $312,604, or 11.3%, to $2,444,764 for the six months ended June 30, 2002 from $2,757,368 for the same period in 2001. This is primarily due to the loss of rental revenue of $493,440 following the sale of Commonwealth Industrial Park on December 6, 2001. Increases in rental revenues at Matthews Festival of $138,915 and Melrose Crossing of $27,723 due to increased occupancy helped partially offset the decrease.


Income

Income (defined as rental revenues, equity income from joint ventures, interest and other income) decreased $401,011, or 8.2% to $4,504,610 for the six months ended June 30, 2002 from $4,905,621 in the same period in 2001 primarily due to the decrease in rental income due to the sale of Commonwealth in December 2001 as well as decreases interest income and other income. Interest income decreased by $75,161, or 44.1%, to $95,416 for the six months ended June 30, 2002 from $170,577 for the same period in 2001 due to significantly lower cash balances during that time as compared to the same period in 2001 as well as lower yields on cash and cash equivalents. Other income decreased for the six months ended June 30, 2002 as compared to the same period ended June 30, 2001 by $13,252, or 96%, to $548 from $13,800 due to the absence, as a result of the conversion of the Predecessor Partnership into a REIT, of transfer fees that were previously generated by the transfer of partnership interests.


Costs and expenses

Total costs and expenses, including interest expense, for the six months ended June 30, 2002, amounted to $28,777,754, an increase of $25,697,153 as compared to $3,080,601 in the same period in 2001. This increase consists of a one-time expense of $23,049,398 in connection with the Transaction and interest expense of $215,768 on the note issued in the Transaction and $211,443 in interest on the proceeds received from the initial borrowing under the Credit Facility. The remaining costs and expenses amounted to $5,301,145 for the six months ended June 30, 2002, an increase of $2,220,544, or 72%, from $3,080,601 incurred for the same period in 2001. The increase in the remaining costs and expenses is due to an increase in general and administrative expenses primarily legal, professional and consulting fees.

Operating expenses increased by $14,300, or 1.6% to $887,196 for the six months ended June 30, 2002 from $872,896 for the same period in 2001 due to increased insurance and real estate expenses. These increases were partially offset by a saving as a result of the sale of Commonwealth Industrial Park. All other operating expenses remained relatively the same.

Expenses related to asset management fees decreased by $383,494 to $282,532 for the six months ended June 30, 2002 from $666,026 for the same period in 2001 as the obligation to pay the partnership asset management fee terminated upon consummation of the Transaction. Of the $666,026 in asset management fees for the six months ended June 30, 2001, $394,808 was paid to the managing general partner of the Predecessor Partnership and $271,218 was paid to Shelbourne Management. For the six months ended June 30, 2002, of the $282,532 in asset management fees, $157,582 was paid to Shelbourne Management prior to February 14, 2002 and $124,950 to PCIC thereafter in accordance with PCIC's agreement to provide transition services to the Company upon the consummation of the Transaction.

Inflation

Inflation is not expected to have a material impact on the operations or financial position of the Company.

Three months ended June 30, 2002 vs. June 30, 2001

Net income

The Company incurred a net loss of $1,493,391, a decrease of $2,425,735, for the three months ended June 30, 2002 from $932,344 of net income for the same period in 2001. This decrease in net income was primarily due to the incurrence of legal, professional and consulting fees $1,952,019. These fees were largely incurred in legal fees relating to lawsuits filed subsequent to the Transaction and the settlements of those lawsuits. The Company incurred $299,454 of interest expense on the proceeds of the initial borrowing under the Credit Facility.

Rental Revenues

Rental revenues decreased by $78,496, or 6%, to $1,244,039 for the three months ended June 30, 2002 from $1,322,535 for the same period in 2001. This is primarily due to a loss of rental revenue of $255,411 following the sale of Commonwealth Industrial Park on December 6, 2001. This loss was primarily offset by increased revenues at Matthews Festival of $170,230 due to the lease of space that was vacant during the same three months in 2001.

Income

Income (defined as rental revenues, equity income from joint ventures, interest and other income) decreased $161,003, or 6.7%, to $2,257,952 for the three months ended June 30, 2002 from $2,418,955 for the same period in 2001 primarily due to the decrease in rental revenue as a result of the sale of the Commonwealth Industrial Park property, which was partially offset by the increased income at Melrose Crossing and Matthews Festival from the lease of previously vacant space. Equity income from joint ventures decreased due to increased vacancy at the Seattle Tower property. Interest income decreased by $26,351, or 37.3% to $44,388 for the three months ended June 30, 2002 from $70,739 for the same period in 2001 due to significantly lower cash balances and lower yields on cash and cash equivalent investments.

Costs and Expenses

Total costs and expenses, including interest expense, for the three months ended June 30, 2002, amounted to $3,751,343, an increase of $2,264,732 as compared to $1,486,611 for the same period in 2001, primarily due to payments of approximately $2,254,000 for legal, professional and consulting fees in connection with the lawsuits and settlement of those lawsuits.

The sale of the Commonwealth Industrial Property is primarily responsible for the slight decrease in property operating expense and management fees.

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

FFO for the three-month periods ended June 30, 2002 and 2001 are summarized in the following table:

                                                Three Months                              Six months
                                                    Ended                                    Ended
                                      June 30, 2002       June 30, 2001        June 30, 2002       June 30, 2001
                                      -------------       -------------        -------------       -------------
Net (Loss) Income (A)                  $(1,493,391)        $  932,344          $(24,273,144)          $1,825,020

Plus:  Depreciation
 related to real estate and
 tenant improvements                       278,796            291,739               537,329              578,955

Plus: Amortization of
   leasing commissions                      33,358             38,849                63,886               71,736

Plus: Adjustments for
   unconsolidated
   joint ventures (B)                      323,429            217,375               565,621              456,683
                                      -------------       -------------        -------------       -------------
Funds From Operations (A)              $  (857,808)        $1,480,307          $(23,106,308)          $2,932,394
                                      =============       =============        =============       =============

(A) Net Income and Funds From Operations for the six months ended June 30, 2002 include $23,049,398 related to the purchase of the Advisory Agreements.

(B) Adjustments for unconsolidated joint ventures includes all adjustments to convert the Company's share of net income from unconsolidated joint ventures to FFO

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate sensitivity. Our long-term debt bears interest at a floating rate, and therefore we are exposed to the risk of interest rate changes. At August 13, 2002, borrowings under our secured revolving credit facility totaled $29,779,343 and initially bore an interest rate of LIBOR plus 2.5%. Based on the balance outstanding on our credit facility at August 13, 2002 and the interest rate at that date, a 10% increase in LIBOR would increase our interest expense in 2002 by approximately $51,600. Conversely, a 10% decrease in LIBOR would decrease our interest expense in 2002 by the same amount. The gain or loss we ultimately realize with respect to interest rate fluctuations will depend on the actual interest rates during that period. We do not believe that we have any risk related to derivative financial instruments.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

HX Investors, L.P. litigation

HX Investors, L.P. ("HX Investors") and other plaintiffs filed an action on May 22, 2002 against the Company, Shelbourne Properties I and Shelbourne Properties III (collectively, the "Companies") seeking an order directing that each of the Companies hold a stockholder election for the purpose of electing directors to nine seats on the boards of each of the Companies. The action (i) sought to compel the holding of an annual meeting of stockholders and (ii) challenged an action taken by the boards of directors of the Companies reclassifying the boards of each company from nine to four directors and reappointing three directors in connection with such reclassification.

A stipulation of dismissal, with prejudice, was entered on July 3, 2002. In connection with the settlement, HX Investors agreed to conduct tender offers for up to 30% of the outstanding common stock (the "HX Investors Offer"), and the board of directors approved plans of liquidation for each of the Companies, subject to stockholder approval. Also pursuant to the settlement, the parties agreed that the board of directors of each of the Companies would be increased to six members, with two directors designated by HX Investors, and four directors would be independent.

Delaware Plaintiffs litigation

As previously disclosed in the Company's report on Form 10-Q filed May 15, 2002, a group of plaintiffs (the "Delaware Plaintiffs") brought suit derivatively on behalf of the Companies against NorthStar, PCIC, Shelbourne Management and eight former and present directors of the boards of directors of the Companies (the "Individual Defendants"). The Delaware Plaintiffs filed a consolidated class and derivative complaint on April 10, 2002 alleging that the boards of directors of the Companies mismanaged the Companies making it less likely that they could pay dividends. Plaintiffs seek disgorgement of profits, accounting for profits and rescission of an agreement to repurchase shares of stock held by PCIC and purchase the Advisory Agreements.

The Delaware Plaintiffs also filed an action under Section 211 of the General Corporation Law of Delaware on May 7, 2002 (i) seeking to compel the holding of an annual meeting of stockholders and (ii) challenging an action taken by the Companies' boards of directors in which the boards of directors of each company were reclassified from nine to four directors. This matter was consolidated with the HX Investors action described above, for the limited purpose of discovery on the statutory issues.

A letter of agreement of settlement was signed by the parties on July 1, 2002. A stipulation of settlement was entered on July 3, 2002. The principal terms of the settlement were that the Companies and their boards of directors would facilitate the completion of the HX Investors Offer; conduct annual meetings on September 9, 2002 and expand the board of directors of each of the Companies from four members to six, four of whom would be independent directors as well as implementing corporate governance protections. The settlement also provided for a contribution by Shelbourne Management of 42% of the Preferred Operating Units of the Companies to HX Investors with the purpose of providing funds to HX Investors in connection with the HX Investors Offer, as well as allowing for a contribution of up to one million dollars, as approved by the court, for plaintiffs' attorneys fees.

Icahn Litigation

As previously disclosed in the Company's report on Form 10-Q filed May 15, 2002, in February 2002, Carl C. Icahn ("Icahn") brought suit derivatively in the New York State Supreme Court on behalf of the Companies against NorthStar, PCIC, Shelbourne Management and the Individual Defendants. On or about March 8 and March 12, 2002, Icahn filed a motion seeking leave to intervene in the unconsolidated actions in Delaware. On May 16, 2002, Icahn filed a Derivative Complaint in Intervention. The matter has been settled with respect to NorthStar and the actions in Delaware have been dismissed without prejudice.

Longacre Corp. litigation

Longacre Corp. ("Longacre") filed an action on July 29, 2002 in the United States District Court for the Southern District of New York against the Companies seeking (i) a declaration that HX Investors violated Sections 13(e) and 14(d) and (e) of the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, and that the 25% liquidation premium to be paid to HX Investors and Exeter Capital Corporation upon liquidation of the Companies is invalid and illegal; and (2) an injunction enjoining HX Investors from proceeding with the HX Investors Offer until HX Investors makes the appropriate filings and disclosures. A hearing on Longacre's Motion for an Injunction was held on August 1, 2002, and the request for a preliminary injunction was denied.

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

(4.2)     Shareholder Rights Agreement*

(4.3)     Amendment to Shareholder Rights Agreement**

(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock*

(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002***

(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders. ***

(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000. ***

(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time. ***

(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries. ***

(10.5) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders. ***

(10.6) Form of Mortgage, dated as of April 30, 2002, issued by Shelbourne Properties II, Inc.to Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for itself and other lenders, with respect to its real property located in Richmond, Virginia, Matthews, North Carolina and Raleigh, North Carolina. ***

(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership. **
(99.2) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002. 18 U.S.C. Section 1350.

* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended June 30, 2002:

(i) Press release announcing that the Companies had entered into a Revolving Credit Facility with Hypo-Und Vereinsbank, AG.

Item reported: 5

Dated filed: April 14, 2002

(ii) Press release announcing that the Companies had retained Lazard Freres & Co. as a strategic advisor.

Item reported: 5

Date filed: April 23, 2002

(iii) Press release announcing the date of the Annual Meeting of Stockholders of the Company.

Item reported: 5

Date filed: May 9, 2002

(iv) Press release announcing a change in the date of the Annual Meeting of Stockholders of the Company.

Item reported: 5

Date filed: June 5, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Shelbourne Properties II, Inc.
                                      (Registrant)


Dated:  August 19, 2002               By:   /s/ Michael L. Ashner
                                            ___________________________
                                            Michael L. Ashner
                                            Chief Executive Officer

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

(4.2)     Shareholder Rights Agreement*

(4.3)     Amendment to Shareholder Rights Agreement**

(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock*

(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002***

(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders. ***

(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000. ***

(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time. ***

(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries. ***

(10.6) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders. ***

(10.6) Form of Mortgage, dated as of April 30, 2002, issued by Shelbourne Properties II, Inc.to Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for itself and other lenders, with respect to its real property located in Richmond, Virginia, Matthews, North Carolina and Raleigh, North Carolina. ***

(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership. **
(99.2) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002. 18 U.S.C. Section 1350.


* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended

** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002

*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.