Form 10-K
period 2002-12-31
SHELBOURNE PROPERTIES II INC
filed 2003-03-31
CIK 1106037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from____________ to ____________.

                         Commission File Number: 0-15753

                         SHELBOURNE PROPERTIES II, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 04-3502382
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

      7 Bulfinch Place - Suite 500
               Boston, MA                                   02114
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (617) 570-4600
                        ---------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 24, 2003, of the 894,792 shares of common stock outstanding, 523,770 shares of common stock with an aggregate market value of $17,860,557 were issued and outstanding and held by non-affiliates.

This report consists of 69 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 46.

                                TABLE OF CONTENTS
                               -----------------

                                                                                                                Page
                                                                                                                ----
PART I............................................................................................................3

     Item 1.      Business........................................................................................3

Where Can You Find More Information About Us?....................................................................18

     Item 2.      Properties.....................................................................................19
     Item 3.      Legal Proceedings..............................................................................23
     Item 4.      Submission of Matters to a
                  Vote of Security Holders.......................................................................24

PART II..........................................................................................................25

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................25
     Item 6.      Selected Financial Data........................................................................27
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........28
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................................38
     Item 8.      Financial Statements and Supplementary Data....................................................39
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........39

PART III.........................................................................................................40

     Item 10.     Directors and Executive Officers of the Registrant.............................................40
     Item 11.     Executive Compensation.........................................................................40
     Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................40
     Item 13.     Certain Relationships and Related Transactions.................................................40
     Item 14.     Controls and Procedures........................................................................40

PART IV..........................................................................................................41

     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................41

Exhibit 99.1.....................................................................................................48

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

                                     PART I

ITEM 1.  BUSINESS

         In this Form 10-K, the terms "we," "us," "our" and "our company" refer either to the combined operations of all of Shelbourne Properties II, Inc., Shelbourne Properties II GP LLC and Shelbourne Properties II L.P. or to Shelbourne Properties II, Inc. independently, as the context requires.

                                    OVERVIEW

         Our company, Shelbourne Properties II, Inc., a Delaware corporation (the "Corporation"), was formed on February 8, 2001 and is engaged in the business of operating and holding for investment previously acquired income-producing properties. As of March 24, 2003, we operate and hold three office buildings, one shopping centers, and two industrial warehouses. In addition, the Corporation owns an interest in 20 motel properties that are triple-net leased to an affiliate of Accor S.A. See "Corporate History-The Accotel Transaction" and "Item 2. Properties" for a description of our properties.

         We own our property portfolio through our directly and indirectly wholly owned subsidiary, Shelbourne Properties II L.P. (the "Operating Partnership"), a Delaware limited partnership. The Operating Partnership owns our property portfolio directly, through joint ventures with affiliated entities (Shelbourne Properties I L.P. and Shelbourne Properties III L.P.), or through wholly-owned subsidiaries. The general partner of the Operating Partnership is Shelbourne Properties II GP LLC, a Delaware limited liability company that is wholly owned by the Corporation.

         Our primary business objective is to maximize the value of our common stock. Prior to October 29, 2002, we sought to achieve this objective by managing our existing properties, making capital improvements to and/or selling properties and by making additional real estate-related investments. On October 29, 2002, the stockholders of the Corporation adopted a plan of liquidation. Accordingly, on such date the Corporation was dissolved and has been seeking to liquidate its assets. Since October 29, 2002, the Corporation has sold its properties located in Raleigh, North Carolina; Hilliard, Ohio; New York, New York; and Melrose Park, Illinois. It is expected that the remaining properties will be sold at such time as market conditions enable the Corporation to maximize the sale price. See "Corporate History-The HX Transaction; The Plan of Liquidation" below.

         Our Board of Directors currently consists of six directors. Two director's terms expire in each of 2003, 2004 and 2005. See "Employees" below for information relating to the provision by affiliates of property management services, asset management services, investor relation services and accounting services to us.

         The Corporation is operating with the intention of qualifying as a real estate investment trust for U.S. Federal Income Tax purposes ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

         We have adopted a plan of liquidation that requires us to liquidate all of our assets and liabilities by October 29, 2004. Dividends paid during our liquidation generally will not be taxable to you until the distributions exceed your adjusted tax basis in your shares, and then will be taxable to you as long-term capital gain assuming you hold your shares as capital assets and have held them for more than 12 months when you receive the distribution as a result of the adoption of the plan of liquidation. If our assets are not completely liquidated by October 29, 2004, our assets will be transferred to a liquidating trust on such date and in lieu of owning shares, you will own a beneficial interest in the liquidating trust of an equivalent percentage. The transferability of interests in the trust will be significantly restricted as compared to the shares in the Corporation, and you will be required to include in your own income your pro rata share of the trust's taxable income whether or not that amount is actually distributed by the trust to you in that year.

         The Predecessor Partnership (as defined below) invested all of the net proceeds of its offering of Units (as defined below) in real estate. Revenues from the following properties owned wholly or through joint venture represented 10% or more of our gross revenues during the fiscal year ended December 31, 2002 and, the Predecessor Partnership's and, subsequently, our gross revenues during each of the fiscal years ended December 31, 2001 and 2000: during 2002, 568 Broadway, Sutton Square, Seattle Tower, Century Park, and Commerce Plaza represented 33%, 14%, 12%, 12%, and 11% of gross revenues respectively during 2001, 568 Broadway and Sutton Square represented 28% and 15% of gross revenues, respectively; during 2000, 568 Broadway represented 26% of gross revenues. See "Item 2. Properties" for a description of the Predecessor Partnership's and our properties.

CORPORATE HISTORY

         Predecessor Partnership. Prior to the merger described below, the owner of the Corporation's properties was High Equity Partners L.P. - Series 86, a Delaware limited partnership (the "Predecessor Partnership"). The Predecessor Partnership was formed as of November 14, 1985. Prior to November 3, 1994, the Predecessor Partnership's General Partners ("Predecessor General Partners") were owned and controlled by Integrated Resources, Inc. On November 3, 1994, Presidio Capital Corporation ("Presidio") acquired the Predecessor General Partners. Effective July 31, 1998, NorthStar Capital Investment Corp., a Maryland corporation, acquired control of Presidio.

         In 1986 and 1987, the Predecessor Partnership offered 800,000 units of limited partnership interest (the "Units"). Upon final admission of limited partners, the Predecessor Partnership had accepted subscriptions for 588,010 units for an aggregate of $147,002,500 in gross proceeds, resulting in net proceeds from the offering of $142,592,500 (gross proceeds of $147,002,500 less organization and offering costs of $4,410,000). Subsequent to the conversion discussed below, the Units were converted into shares of the Corporation on a two for one basis. Throughout the rest of this document, rather than referring to Units, we will refer to shares on a converted basis. The Predecessor Partnership invested all of its net proceeds in real estate.

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

         As amended, the Predecessor Partnership Agreement (a) provided for a Partnership Asset Management Fee payable to the Predecessor General Partners or their affiliates commencing the year ended December 31, 2000 equal to 1.25% of the Gross Asset Value of the Predecessor Partnership (as defined in that agreement) and a fixed 1999 Partnership Asset Management Fee of $973,293 ($312,139 less than the amount that would have been paid under the pre-amendment formula) and (b) fixed the amount that the Predecessor General Partners would be liable to pay to limited partners upon liquidation of the Predecessor Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As amended, the Predecessor Partnership Agreement provided that, upon a reorganization of the Predecessor Partnership into a REIT or other public entity, the Predecessor General Partners would have no further liability to pay the Fee Give-Back Amount. As a result of the conversion of the Predecessor Partnership into a REIT on April 17, 2001, as described below, the Predecessor General Partners' liability to pay the Fee Give-Back Amount was extinguished.

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

         On April 17, 2001, the conversion was accomplished by merging the Predecessor Partnership into the Operating Partnership. Pursuant to the merger, each limited partner of the Predecessor Partnership received two shares of stock of the Corporation for each Unit they owned and the Predecessor General Partners received an aggregate of 61,896 shares of stock in the Corporation in exchange for their general partner interests in the Predecessor Partnership. In connection with the merger, the Company entered into an advisory agreement (the "Advisory Agreement") with Shelbourne Management, LLC ("Shelbourne Management") to provide accounting, asset management, treasury, cash management and investor related services management to the Company. Shelbourne Management is a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), which was also the sole shareholder of Presidio. The Advisory Agreement has a term of 10 years and provides for fees payable to Shelbourne Management of (1) the Asset Management Fee previously payable to the Predecessor General Partners or their affiliates, (2) $200,000 for non-accountable expenses and (3) reimbursement of expenses incurred in connection with performance of its services. In addition, Shelbourne Management was entitled to receive a property management fee equal to up to 6% of property revenues.

         The Presidio Transaction. On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. (together the "Companies") announced the consummation of a transaction (the "Transaction") whereby the Companies (i) purchased their respective Advisory Agreement and (ii) repurchased all of the shares of capital stock in the Companies held by subsidiaries of PCIC (the "PCIC Shares").

         Pursuant to the Transaction, for the Advisory Agreements and the PCIC Shares, the Companies paid PCIC an aggregate of $44,000,000 in cash, issued preferred partnership interests in their respective operating partnerships with a liquidation preference of $2,500,000, and issued notes with a stated amount between approximately $54,300,000 and $58,300,000, depending upon the timing of the repayment of the notes. These notes were subsequently satisfied for $54,300,000 from the proceeds of the Hypo Loan described below.

         Pursuant to the Transaction, the Corporation paid PCIC approximately $17,900,000 in cash and the Operating Partnership issued preferred partnership interests (the "Class A Units") with an aggregate liquidation preference of $1,015,148 and a note with an aggregate stated amount between approximately $22,000,000 and $23,600,000, depending upon the timing of the repayment of the note. This note was subsequently satisfied for approximately $22,000,000 from the proceeds of the Hypo Loan described below.

         The Transaction was unanimously approved by the Boards of Directors of each of the Companies at such time after recommendation by their respective Special Committees comprised of the Companies' three independent directors.

         Houlihan Lokey Howard & Zukin Capital served as financial advisor to the Special Committees of the Companies and rendered a fairness opinion to the Special Committees with respect to the Transaction.

         The foregoing description of the Transaction does not purport to be complete, and it is qualified in its entirety by reference to the Purchase and Contribution Agreement, dated as of February 14, 2002, the Secured Promissory Note, dated February 14, 2002 and the Partnership Unit Designations of Class A Preferred Partnership Units of Shelbourne Properties II L.P., copies of which are attached as exhibits to our current report on form 8-K filed on February 14, 2002, and are incorporated by reference herein.

         The HX Transaction; Plan of Liquidation. On July 1, 2002, the Corporation entered into a settlement agreement with respect to certain outstanding litigation brought by HX Investors, L.P. ("HX Investors") in the Chancery Court of Delaware against the Companies. At the same time, the Companies entered into a letter agreement settling other outstanding litigation brought by stockholders against the Companies, subject to approval by the court of a stipulation of settlement. In connection with the settlements, the Corporation entered into a stock purchase agreement (the "Stock Purchase Agreement") with HX Investors and Exeter Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the then owner of approximately 12% of the outstanding common stock of the Corporation, was granted a waiver by the Corporation from the stock ownership limitation (8% of the outstanding shares) set forth in the Corporation's Certificate of Incorporation to permit HX Investors to acquire up to 42% of the outstanding shares of the Corporation's common stock and HX Investors agreed to conduct a tender offer for up to an additional 30% of the Corporation's outstanding stock at a price per share of $62.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors. In addition, pursuant to the terms of the settlement, Shelbourne Management agreed to pay to HX Investors 42% of the amounts paid to Shelbourne Management with respect to the Class A Units.

         Pursuant to the Stock Purchase Agreement, the board of directors of the Corporation approved a plan of liquidation for the Corporation (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval. HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation. Under the Plan of Liquidation, HX Investors was to receive an incentive payment (the "Incentive Fee") of 25% of gross proceeds after the payment of a priority return of approximately $66.25 per share was made to the stockholders of the Corporation.

         Subsequently, on July 29, 2002, Longacre Corp. ("Longacre"), commenced a lawsuit individually and derivatively against the Companies, their boards, HX Investors, and Exeter seeking preliminary and permanent injunctive relief and monetary damages based on purported violations of the securities laws and mismanagement related to the tender offer by HX Investors, the Stock Purchase Agreement, and the plan of liquidation. The suit was filed in federal district court in New York, New York. On August 1, 2002, the court denied Longacre's motion for a preliminary injunction, and the court dismissed the lawsuit on September 30, 2002, at the request of Longacre.

         Contemporaneous with filing its July 29, 2002 lawsuit, Longacre publicly announced that its related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Corporation as were tendered for under the HX Investors Offer, at a price per share of $68.20. Over the course of the next several days, Longacre and HX Investors submitted competing proposals to the board of directors of the Corporation and made those proposals public. On August 4, 2002, Longacre notified the Corporation that it was no longer interested in proceeding with its proposed offer.

         On August 5, 2002, the Corporation entered into an amendment to the Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $62.00 to $73.85. The amendment also reduced the Incentive Fee payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $66.25 per share priority return to stockholders of the Corporation plus interest thereon compounded quarterly at 6% per annum, and included certain corporate governance provisions. After giving effect to dividends paid from August 19, 2002 to March 24, 2003, the remaining unpaid per share priority return to stockholders is $9.66.

         On August 16, 2002, the HX Investors Offer expired and HX Investors acquired 268,444 shares representing 30% of the outstanding shares.

         On August 19, 2002, as contemplated by the Stock Purchase Agreement, the existing Board of Directors and executive officer of the Corporation resigned, and the Board was reconstituted to consist of six members, four of whom are independent directors. In addition, new executive officers were appointed.

         Also on August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of Class B Units to HX Investors which Class B Units were to be issued in full satisfactory of the Incentive Fee. The Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the incentive payment provided for in Stock Purchase Agreement described above. On August 19, 2002, the Operating Partnership issued the Class B Units to HX Investors in full satisfaction of the Incentive Fee otherwise required under the Plan of Liquidation.

         On October 29, 2002, the stockholders of the Corporation approved the Plan of Liquidation. As a result, the Operating Partnership has been seeking, and will seek to, sell its remaining properties at such time as it is believed that the sale price for such property can be maximized. Since the adoption of the Plan of Liquidation, the Corporation has sold its properties located in Raleigh, North Carolina; Hilliard, Ohio; New York, New York; and Melrose Park, Illinois, and has paid dividends of $14.00 per share on November 21, 2002, $14.50 on January 31, 2003 and $30.00 on March 18, 2003. Pursuant to
the Plan of Liquidation, if all of the assets of the Corporation are not disposed of prior to October 29, 2004, the remaining assets will be placed in a liquidating trust and the stockholders of the Corporation will receive a beneficial interest in such trust in total redemption of their shares in the Corporation.

         The foregoing description of Stock Purchase Agreement is qualified in its entirety by reference to such agreement, a copy of which is attached as an exhibit to the Corporation's Current Reports on Form 8-K filed on July 2, 2002 and August 5, 2002, which is incorporated herein by reference. The foregoing description of Plan of Liquidation is qualified in its entirety by reference to the Plan of Liquidation, a copy of which is attached as an exhibit to the Corporation's Definitive Proxy Statement filed on September 29, 2002, which is incorporated herein by reference.

FINANCINGS

         The Hypo Loan. On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility" or "Hypo Loan"). The Credit Facility was subsequently satisfied on February 20, 2003 from proceeds of the Fleet Loan. See "Fleet Loan" below.

         The Credit Facility had a term of three years and was prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,073 under the Credit Facility. The Corporation's share of the proceeds amounted to $29,779,343, of which $22,034,250 was used to repay the note issued in the Transaction, $215,768 to pay associated accrued interest and $840,624 to pay costs associated with the Credit Facility. The excess proceeds of $6,688,701 were deposited into the Corporation's operating cash account. The Companies had the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 1.5% for the portion of the Note Payable secured by mortgages on certain real properties (Conversion rate) (ii) LIBOR plus 2.5% for the portion of the Note Payable secured by a pledge of partnership interests (LIBOR rate) or (iii) the greater of (a) agent's prime rate or (b) the federal funds rate plus 1.5% (Base rate). The Companies were required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility. Such fee paid during the term of the Credit Facility amounted to $1,392. Interest was payable monthly in arrears. The interest rate at December 31, 2002 was approximately 3.8%.

         The Credit Facility was secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Companies and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Corporation were security for the Credit Facility.

         Under the terms of the Credit Facility, the Companies were permitted to sell the pledged property only if certain conditions were met. If properties were sold, the Companies were required to pay a fixed release amount to the lenders except in the case of core properties, which were defined as 568 Broadway, Century Park, Seattle Tower and Southport, in which case the Companies were required to pay the lenders the greater of the net proceeds or the release amount. In addition, the Companies were required to maintain certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that might result in a change of control (as defined under the Credit Facility).

         The Companies were joint and severally liable under the Credit Facility but had entered into a Contribution and Cross-Indemnification Agreement. Such agreement provided for the allocation of the Credit Facility and payments thereunder among the operating partnerships in proportion to their interest in the Credit Facility.

         The foregoing description of the Credit Facility is qualified in its entirety by reference to such agreement, a copy of which is attached as exhibits to the Corporation's Current Report on Form 8-K filed on May 14, 2002, which is incorporated herein by reference.

         The Fleet Loan. Under the terms of the Credit Facility, upon the sale of the New York, New York property which was sold on February 28, 2003, the proceeds from such sale would first have been required to satisfy the Credit Facility. As a result, upon the sale of the New York property, the Corporation risked not being able to satisfy the requirements to maintain its REIT status as it was likely that dividends in 2003, absent unforeseeable occurrences, would not have been equal to at least 90% of the Corporation's ordinary taxable income. Accordingly, on February 20, 2003, in a transaction designed to alleviate this problem as well as provide flexibility to the Companies in implementing their respective plans of liquidation, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The entering into of this Loan transaction enabled 100% of the net proceeds from the sale of its 568 Broadway Joint Venture (the New York property) to be paid as a dividend by the Corporation as the New York property was not security for the Loan.

         The Loan bears interest at the election of the Borrowers at a rate of either (i) LIBOR plus 2.75% or (ii) 1% plus the greater of Fleet's prime rate or 5%. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75% which, at March 24, 2003 was 4.09%. The Loan matures on February 19, 2006, subject to two one-year extensions. The Loan is pre-payable in whole or in part at anytime without penalty or premium.

         The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. The proceeds of the Loan were used to satisfy the Credit Facility that had a balance due of $37,417,249. The Credit Facility was satisfied by delivery of $27,417,249 in cash and a $10,000,000 note from 568 Broadway Joint Venture (the "568 Note"), which note was then acquired by Manufacturers Traders and Trust Company. In connection with the assignment of the 568 Note, the purchase agreement with respect to the property held by 568 Joint Venture was amended to provide that the buyer would acquire the property subject to the 568 Note and would receive a credit of $10,000,000 at closing. After satisfying the Credit Facility, establishing a capital improvements reserve of $5,000,000 in the aggregate ($2,637,500 of which is allocable to the Corporation), a $10,000,000 reserve ($3,892,500 of which is allocable to the Corporation) to be released upon the earlier of the sale of the 568 Property or the satisfaction of the 568 Note and costs associated with consummating the Loan, the net proceeds received by the Companies was approximately $11,000,000 in the aggregate, which proceeds, together with the $10,000,000 reserve that was released from escrow on March 3, 2003, were distributed to stockholders as part of the March dividend.

         The Loan is secured by mortgages on certain real properties owned directly and indirectly by the operating partnerships. The Corporation's properties located in Seattle, Washington; San Diego, California; Westerville, Ohio; Grove City, Ohio; Matthews, North Carolina and Richmond, Virginia (the "Collateral Properties") secure the Loan. Pursuant to the Loan, the Collateral Properties may be sold if, among other things, the purchase price provides net proceeds which are in an amount equal to a minimum release price for such property, which amount would be applied as a prepayment of the Loan. The Corporation's other properties may be sold at any time and, so long as there is no event of default, none of the net proceeds of the sales of such other properties is required to be applied towards the Loan.

         Under the Loan, the Companies are required to maintain a certain debt yield maintenance ratio and have certain restrictions with respect to engaging in certain equity financings, business combinations and other transactions that may result in a "change of control" (as defined under the Loan documents), incurring additional indebtedness, acquiring additional properties, and selling properties without achieving certain minimum sale prices. In addition, the occurrence of certain events over which the Companies may have no control and which constitute a "change of control" will cause a default under the Loan.

         Since the Borrowers are jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan, the Borrowers, the Companies and the operating partnerships have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships; each of which loans would have been in a smaller amount than the Loan, would have been the obligation/liability only of the operating partnership to which it was made and would have been secured only by certain of such operating partnership's assets.

         The foregoing description of the Fleet Loan is qualified in its entirety by reference to Loan Agreement and other documents entered into in connection therewith, copies of which are attached as exhibits to the Corporation's Current Report on Form 8-K filed on February 24, 2003, which are incorporated herein by reference.

PROPERTY SALES/ACQUISITIONS

         The Accotel Transaction. As discussed above, in connection with the Transaction, the Operating Partnership issued the Class A Units to Shelbourne Management. Pursuant to the terms of the Purchase and Contribution Agreement pursuant to which the Class A Units were issued, the holder of the Class A Units had the right to cause the Operating Partnership to purchase the Class A Units at a substantial premium to their liquidation value ($6,605,000 at the January 15, 2003) unless the Operating Partnership, together with the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. (together with the Operating Partnership, the "Shelbourne OPs") maintained at least approximately $54,200,000 of aggregate indebtedness ($22,026,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($30,400,000 in the case of the Operating Partnership) (the "Debt and Asset Covenant"). These requirements significantly impaired the ability of the Corporation to sell its properties and pay dividends in accordance with the Plan of Liquidation.

         Accordingly, in a transaction (the "Accotel Transaction") designed to facilitate the liquidation of the Corporation and provide dividends to stockholders, on January 15, 2003, a joint venture owned by the Shelbourne OPs acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties triple net leased to an affiliate of Accor S.A. The cash purchase price, which was provided from working capital, was approximately $2,700,000, of which approximately $878,000, $1,096,000 and $726,000 was paid by Shelbourne Properties I L.P., the Operating Partnership and Shelbourne Properties III L.P., respectively. The properties were also subject to existing mortgage indebtedness in the principal amount of approximately $74,220,000.

         The Accor S.A. properties were acquired for the benefit of the holder of the Class A Units as they provide sufficient debt to be guaranteed by the holder of the Class A Units. Except as indicated below, the Class A Unitholder will ultimately be the sole owner of the joint venture. In connection with the Accotel Transaction, the terms of the Class A Units were amended to (i) eliminate the liquidation preferences (as the cost of the interest in the Accor S.A. properties which was borne by the Shelbourne OPs satisfied the liquidation preference) and (ii) eliminate the Debt and Asset Covenant. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the Shelbourne OPs to purchase their respective Class A Units at the premium described above. These circumstances include the occurrence of the following while any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties; or (v) the taking of any action with respect to the Accor S.A. properties without the consent of the Class A Unitholder.

         The holder of the Class A Units has the right, which right must be exercised by no later than July 28, 2004, to require that the Shelbourne OPs acquire other properties for the Class A Unitholder's benefit at an aggregate cash cost to the Shelbourne OPs of not more than $2,500,000 (approximately $1,015,000 of which would be paid by the Operating Partnership). In that event, the Accor S.A. properties would not be held for the benefit of the holder of the Class A Units and the Companies would seek to dispose of these properties as part of the liquidation of the Companies. Accordingly, if the Class A Unitholder were to exercise this option, there is a risk that the Companies interest in the Accor S.A. properties could not be sold for their original purchase price.

         The foregoing description of the transaction does not purport to be complete, and is qualified in its entirety by reference to the Purchase Agreement (and all exhibits thereto) dated as of January 15, 2003, the Modification Agreement, dated as of January 15, 2003 and the Amended and Restated Partnership Unit Designation, copies of which are attached as exhibits to the Corporation's Current Report on Form 8-K filed on January 16, 2003, which are incorporated herein by reference.

         Property Sales. On December 20, 2002, Shelbourne Raleigh Company LLC, a limited liability company wholly-owned by the Operating Partnership, sold its property located in Raleigh, North Carolina commonly referred to as Sutton Square for a gross purchase price of $16,750,000. The property was sold to Sutton Square Limited Partnership an unaffiliated third party. After satisfying the loan encumbering the property of $6,000,000, adjustments for taxes and rents and a credit to the purchaser for improvements, as well as closing costs, net proceeds to the Operating Partnership were approximately $10,000,000.

         On January 31, 2003, the Hilliard, Ohio property was sold to an unaffiliated third party for a gross sale price of $4,600,000. After satisfying the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $2,063,500, $426,330 of which is attributable to the Company's interest.

         On February 28, 2003, 568 Broadway Joint Venture, a partnership in which the Operating Partnership indirectly holds a 38.925% interest, sold its property located in New York, New York for a gross purchase price of $87,500,000. The property was sold to 568 Broadway Holding LLC, an unaffiliated third party. After assumption of the debt encumbering the property ($10,000,000), closing adjustments and other closing costs, net proceeds were approximately $73,000,000, and approximately $28,415,250 was allocated to the Operating Partnership.

         Also on February 28, 2003, the Operating Partnership sold its properties located in Melrose Park, Illinois for a gross purchase price of $3,427,200. The property was sold to Antonio Francesco Ingraffia, as trustee of the Antonio Francesco Ingraffia Living Trust, under Trust Agreement dated April 29, 1993, as to an undivided 1/2 interest and Domenico Gambino, as trustee of the Domenico Gambino Living Trust, under Trust Agreement dated April 28, 1993, as to an undivided 1/2 interest. After closing adjustments and other closing costs, net proceeds were approximately $2,900,000.

COMPETITION

         The leasing and sale of real estate is highly competitive. We compete for tenants with lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. In addition, we compete for purchasers with sellers of similar properties in the areas in which our properties are located. These factors are discussed more particularly in "Item
2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market."

INDUSTRY SEGMENTS AND SEASONALITY

         Our primary business is the ownership of office, retail and industrial properties. Our long-term tenants are in a variety of businesses, and no single tenant is significant to our business. Our business is not seasonal.

EMPLOYEES

         Since the Corporation's inception, property management services, asset management services, investor relation services and accounting services have been provided to us by affiliates. See "Item 8. Financial Statements and Supplementary Data- Note 3" for additional information.

         Asset Management Services. Prior to the Transaction, all asset management services, investor relation services and accounting services (the "Asset Management Services") were provided by Shelbourne Management pursuant to the terms of the Advisory Agreement. Under the terms of the Advisory Agreement, which agreement was approved by the stockholders of the Corporation in connection with the merger of the Predecessor Partnership with and into the Operating Partnership, Shelbourne Management received (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year, (2) $150,000 for non-accountable expenses and (3) reimbursement of expenses incurred in connection with performance of its services. See "The Predecessor Partnership" above.

         Effective February 14, 2002, the Advisory Agreement was contributed by Shelbourne Management to the Operating Partnership (see "The Presidio Transaction" above), Shelbourne Management ceased providing the Asset

Management Services, and the Corporation retained PCIC to provide the Asset Management Services to the Corporation on a transitional basis at a reduced cost of $333,333 per annum.

         Effective September 30, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the Asset Management Services for an annual cost of $200,000. Kestrel is an affiliate of our current Chief Executive Officer.

         Property Management Services. During the years ended December 31, 2001 and 2002, property management services have been provided by Kestrel. For providing property management services, as approved by the stockholders of the Corporation in connection with the merger of the Predecessor Partnership with and into the Operating Partnership, Kestrel is entitled to receive a fee of up to 6% of the applicable property's revenues. Personnel at the properties perform services for the Corporation at the properties. Salaries for such on-site personnel are reimbursed by the Corporation.

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

OUR ECONOMIC PERFORMANCE AND THE VALUE OF OUR REAL ESTATE ASSETS ARE SUBJECT TO THE RISKS INCIDENTAL TO THE OWNERSHIP AND OPERATION OF REAL ESTATE PROPERTIES.

         Our economic performance, the value of our real estate assets and, therefore, the value of your investment are subject to the risks normally associated with the ownership, operation and disposal of real estate properties, including:

        o    changes in the general and local economic          o    the attractiveness of our properties
             climate;                                                to tenants and purchasers;

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

         In addition, applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values. Further, throughout the period that we own real property regardless of whether the property is producing any income, we must make significant expenditures, including property taxes, maintenance costs, insurance costs and related charges and debt service. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to you as dividends.


WE CANNOT ASSURE THE AMOUNTS OR TIMING OF LIQUIDATING DISTRIBUTIONS.


         If values of our assets decline, or if the costs and expenses related to selling our assets, including the costs of improvements to be made to our assets, exceed our current estimates, then the Plan of Liquidation may not yield liquidating distributions equal to or greater than the recent market prices of the shares of common stock of the Corporation. In addition, the ability to sell real estate assets depends, in some cases, on the availability of financing to buyers on favorable terms. If such financing is not available, it may take longer than expected to sell our assets at desirable prices, and this may delay our ability to make liquidating distributions. There can be no assurance that we will be successful in disposing of our remaining assets for values approximating those currently estimated by us or that related liquidating distributions will occur within the currently estimated timetable.

THE AMOUNTS AND TIMING OF THE LIQUIDATING DISTRIBUTIONS MAY BE ADVERSELY AFFECTED BY LIABILITIES AND INDEMNIFICATION OBLIGATIONS FOLLOWING ASSET SALES.


         In selling our assets, we may be unable to negotiate agreements that provide for the buyers to assume all of the known and unknown liabilities relating to the assets, including, without limitation, environmental and structural liabilities. In addition, if we agree to indemnify the buyers for such liabilities, we may be unable to limit the scope or duration of such indemnification obligations to desirable levels or time periods. As a result, we have from time to time determined, and we may in the future determine, that it is necessary or appropriate to reserve cash amounts or obtain insurance in order to attempt to cover the liabilities not assumed by the buyers and to cover potential indemnifiable losses. There can be no assurance that such reserves and insurance will be sufficient to satisfy all liabilities and indemnification obligations arising after the sale of our assets, and any such insufficiencies may have a material adverse affect on the amounts and timing of the liquidating distributions made to our stockholders.


IF A SIGNIFICANT NUMBER OF OUR TENANTS DEFAULTED OR SOUGHT BANKRUPTCY PROTECTION, OUR CASH FLOWS, OPERATING RESULTS AND SALE PRICES WOULD SUFFER.

         A tenant may experience a downturn in its business, which could cause the loss of that tenant or weaken its financial condition and result in the tenant's inability to make rental payments when due. In addition, a tenant of any of our properties may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant's lease and cause a reduction in our cash flows, and, accordingly, sale prices.

         We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full amounts it owes us under a lease. The loss of rental payments from tenants could adversely affect our cash flows and operating results and, accordingly, sale prices.

         In October 2000, a tenant leasing approximately 29% of the property and operating a movie theater at our Matthews Township Festival property defaulted on its lease obligations as a result of its bankruptcy filing. The tenant rejected the lease in its bankruptcy and the space is now vacant.

OUR BUSINESS IS SUBSTANTIALLY DEPENDENT ON THE ECONOMIC CLIMATES OF FIVE MARKETS

         As of March 24, 2003, our real estate portfolio consists of office properties in three markets (Seattle, Washington; San Diego, California; and Richmond, Virginia), a retail property (Matthews, North Carolina), and two industrial properties in a single market (Columbus, Ohio). As a result, our business is substantially dependent on the economies of these markets. A material downturn in demand for office, industrial or retail space in any one of these markets could have a material impact on our ability to lease the office, industrial or retail space in our portfolio and may adversely impact our cash flows and operating results and, accordingly, sale prices.

OUR COMPETITORS MAY ADVERSELY AFFECT OUR ABILITY TO LEASE OUR PROPERTIES, WHICH MAY CAUSE OUR CASH FLOWS, OPERATING RESULTS AND SALE PRICES TO SUFFER.

         We face significant competition from developers, managers and owners of office, retail and mixed-use properties in seeking tenants for our properties. Substantially all of our properties face competition from similar properties in the same markets. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties. Competition for tenants could have a material adverse affect on our ability to lease our properties and on the rents that we may charge or concessions that we must grant. If our competitors adversely impact our ability to lease our properties, our cash flows, operating results and sale prices may suffer.

OUR DEGREE OF LEVERAGE MAY ADVERSELY AFFECT OUR BUSINESS AND THE MARKET PRICE OF OUR COMMON STOCK.

         Our degree of leverage could adversely affect our ability to obtain additional financing for working capital, capital expenditures, developments or other general corporate purposes. Our level of debt could also make us more vulnerable to a downturn in our business or the economy generally. The Loan contains financial and operating covenants limiting our ability under certain circumstances to incur additional secured and unsecured indebtedness.

ENVIRONMENTAL PROBLEMS AT OUR PROPERTIES ARE POSSIBLE, MAY BE COSTLY AND MAY ADVERSELY AFFECT OUR OPERATING RESULTS, FINANCIAL CONDITION AND SALE PRICES.

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

         Environmental laws and regulations can change rapidly, and we may become subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse affect on our operating results or financial condition. We believe that our exposure to environmental liabilities under currently applicable laws is not material. We cannot assure you, however, that we currently know of all circumstances that may give rise to such exposure.

IF WE WERE REQUIRED TO ACCELERATE OUR EFFORTS TO COMPLY WITH THE AMERICANS WITH DISABILITIES ACT, OUR CASH FLOWS, OPERATING RESULTS AND SALE PRICES COULD SUFFER.

         All of our properties must comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require us to remove access barriers, and non-compliance could result in the imposition of fines by the U.S. Government or an award of damages to private litigants. We believe that the costs of compliance with the ADA will not have a material adverse affect on our cash flows or operating results. However, if we must make changes to our properties on a more accelerated basis than we anticipate, our cash flows, operating results and sale prices could suffer.

ADDITIONAL REGULATIONS APPLICABLE TO OUR PROPERTIES MAY REQUIRE US TO MAKE SUBSTANTIAL EXPENDITURES TO ENSURE COMPLIANCE, WHICH COULD ADVERSELY AFFECT OUR CASH FLOWS, OPERATING RESULTS AND SALE PRICES.

         Our properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us.

         We believe that our properties are currently in substantial compliance with all applicable regulatory requirements. New regulations or changes in existing regulations applicable to our properties, however, may require us to make substantial expenditures to ensure regulatory compliance, which would adversely affect our cash flows, operating results and sale prices.

OUR INSURANCE MAY NOT COVER SOME POTENTIAL LOSSES.

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

OUR FAILURE TO QUALIFY AS A REIT WOULD DECREASE THE FUNDS AVAILABLE FOR DISTRIBUTION TO OUR STOCKHOLDERS AND ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         Determination of REIT status is highly technical and complex. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be within our control. For example, the Internal Revenue Service, or IRS, could change tax laws and regulations or the courts may issue new rulings that make it impossible for us to maintain REIT status. We do not believe that any pending or proposed law changes would change our REIT status.

         If we fail to qualify for taxation as a REIT in any taxable year:

         o we would be subject to tax on our taxable income at regular corporate rates;

         o we would not be able to deduct, and would not be required to pay, dividends to stockholders in any year in which we fail to qualify as a REIT;

         o unless we are entitled to relief under specific statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we lost our qualification; and

         o dividends paid by us during our liquidation would be fully taxable to our stockholders as ordinary dividend income, even if such distributions did not exceed their adjusted tax basis in their shares.

         The consequences of failing to qualify as a REIT would adversely affect the market price of our common stock. We cannot guarantee that we will be qualified and taxed as a REIT because our qualification and taxation as a REIT will depend upon our ability to meet the requirements imposed under the Internal Revenue Code of 1986, as amended, on an ongoing basis.

IN ORDER TO MAINTAIN OUR STATUS AS A REIT, WE MAY BE FORCED TO BORROW FUNDS DURING UNFAVORABLE MARKET CONDITIONS.

         To qualify as a REIT, we generally must pay dividends to our stockholders at least 90% of our net taxable income each year, excluding capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet REIT dividend requirements. As a result, we may need to incur debt to fund required dividends when prevailing market conditions are not favorable. Difficulties in meeting dividend requirements may arise as a result of:

         o differences in timing between when we must recognize income for U.S. federal income tax purposes and when we actually receive income;

         o    the effect of non-deductible capital expenditures;

         o    the creation of reserves; or

         o    required debt or amortization payments.

         If we are unable to borrow funds on favorable terms, our ability to pay dividends to our stockholders and our ability to qualify as a REIT may suffer.


THE TRANSFER OF OUR REMAINING ASSETS TO A LIQUIDATING TRUST WILL AFFECT THE LIQUIDITY OF YOUR OWNERSHIP INTERESTS, AND THE ANTICIPATION OF THAT TRANSFER MAY REDUCE THE PRICE OF OUR COMMON STOCK.


         The Corporation currently expects that not later than October 29, 2004 the Corporation will transfer and assign to a liquidating trust as designated by the Board of Directors all of its then remaining assets (which may include direct or indirect interests in real property) and liabilities, although there can be no assurance in this regard. After such a transfer to a liquidating trust, all stock certificates that represent outstanding shares of our common stock will be automatically deemed to evidence ownership of beneficial interests in the liquidating trust. Beneficial interests in the liquidating trust will be non-certificated and non-transferable, except by will, intestate succession or operation of law. As a result, the beneficial interests in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association. In anticipation of such a transfer and the resulting illiquidity of the beneficial interests, some of our stockholders may desire to sell their shares of common stock. In such case, the number of shares of our common stock for which sell orders are placed is high relative to the demand for such shares, there could be a material adverse affect on the price of the Corporation's common stock.

OUR STOCKHOLDERS WILL FACE REDUCED LIQUIDITY AS OUR ASSETS ARE SOLD AND THE PROCEEDS ARE DISTRIBUTED.

         As our assets are sold and the proceeds are distributed to our stockholders, the market capitalization, "public float" and the market interest in our common stock by the investment community will diminish, thereby reducing the market price, the market demand and liquidity for shares of the common stock. Depending on the length of the liquidation process and our market capitalization, the American Stock Exchange may cause the common stock to be delisted at a later stage of the liquidation process.

OWNERSHIP LIMITATIONS IN OUR CERTIFICATE OF INCORPORATION MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         Our certificate of incorporation contains an ownership limitation that is designed to prohibit any transfer that would result in our being "closely-held" within the meaning of Section 856(h) of the Internal Revenue Code of 1986, as amended. This ownership limitation, which may be waived by the Corporation, generally prohibits ownership, directly or indirectly, by any single stockholder of more than 8% of the value of outstanding shares of our capital stock.

         In addition, our certificate of incorporation prohibits transfers that would result in our owning more than 10% of the ownership interest in one of our tenants within the meaning of Section 856(d)(2)(B) of the Code; in shares of our stock (both common and preferred) being beneficially owned by fewer than 100 persons within the meaning of Section 856(a)(5) of the Code; in our being a "pension held REIT" within the meaning of Section 856(h)(3)(D) of the Code; in our failing to qualify as a "domestically-controlled REIT" within the meaning of
Section 897(h)(4)(B) or in our failing to qualify for REIT status.

           The inability of holders of our common stock to sell their shares to persons other than qualifying U.S. persons, or the perception of this inability, as well as the limitations on transfer, may adversely affect the market price of our common stock.

LIMITS ON CHANGES OF CONTROL MAY DISCOURAGE TAKEOVER ATTEMPTS THAT MAY BE BENEFICIAL TO HOLDERS OF OUR COMMON STOCK.

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

         Primarily to facilitate the maintenance of our qualification as a REIT, our certificate of incorporation generally prohibits ownership, directly or indirectly, by any single stockholder of more than 8% of the value of outstanding shares of our capital stock. Our board of directors may modify or waive the application of this ownership limit with respect to one or more persons if it receives a ruling from the Internal Revenue Service or an opinion of counsel concluding that ownership in excess of this limit will not jeopardize our status as a REIT. HX Investors and the Operating Partnership have received such a waiver and may hold in excess of that 8% ownership limit provided that our REIT status will not be jeopardized and we will not be deemed to be closely-held. The ownership limit, however, may nevertheless have the effect of inhibiting or impeding a change of control over us or a tender offer for our common stock.

         In addition, the Board of Directors has been divided into three classes, the current terms of which expire in 2003, 2004 and 2005 respectively, with directors of a given class chosen for three-year terms upon expiration of the terms of the members of that class. The staggered terms of the members of Board of Directors may adversely affect the stockholders' ability to effect a change in control of the Corporation, even if such a change in control were in the best interests of some, or a majority, of the Corporation's stockholders.

         Our certificate of incorporation authorized the Board of Directors to issue shares of preferred stock in series and to establish the rights and preferences of any series of preferred stock so issued. The issuance of preferred stock could also have the effect of delaying or preventing a change in control of the Corporation.

         We have adopted a stockholder rights agreement that gives the current stockholders the right to purchase securities from the Corporation at a discount if a person or group acquires more than 15% of the outstanding shares of our common stock, thereby diluting the acquiring person's holdings. In addition, the Board of Directors can prevent the stockholder rights agreement from operating in the event the Board approves of the acquiring person.


             WHERE CAN YOU FIND MORE INFORMATION ABOUT US?

         We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which means that we file periodic reports, including reports on Forms 10-K and 10-Q, and other information with the Securities and Exchange Commission ("SEC"). As well, we distribute proxy statements annually and file those reports with the SEC. You can read and copy these reports, statements and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549, as well as the regional offices at the Woolworth Building, 233 Broadway Ave., New York, New York 10279 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the Corporation has filed electronically with the SEC. In addition, you may inspect reports and other information concerning us at the offices of the American Stock Exchange LLC, which are located at 86 Trinity Place, New York, New York 10006 and can be contacted at (212) 306-1000.

ITEM 2.  PROPERTIES

PROPERTY PORTFOLIO

         The Corporation owned or held a Joint Venture interest in the following properties as of December 31, 2002 and unless otherwise indicated March 24, 2003:

         (1) 568 BROADWAY

         On December 2, 1986, a joint venture (the "Broadway Joint Venture") comprised of the Predecessor Partnership and Integrated Resources High Equity Partners L.P. - Series 85 ("HEP-85"), the Predecessor in interest to Shelbourne Properties I, L.P. acquired a fee simple interest in 568-578 Broadway ("568 Broadway"), a commercial building in New York, New York. Until February 1, 1990, the Predecessor Partnership and HEP-85 each had a 50% interest in the Broadway Joint Venture. On February 1, 1990, the Broadway Joint Venture admitted a third joint venture partner, High Equity Partners L.P. - Series 88 ("HEP-88"), the Predecessor in interest to Shelbourne Properties III, L.P. The Operating Partnership and Shelbourne Properties I, L.P. each retain a 38.925% interest in the joint venture.

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

         On February 28, 2003, Broadway Joint Venture sold the property to an unaffiliated third party for a gross purchase price of $87,500,000, which consisted of the assumption of $10,000,000 loan encumbering the property and the balance in cash. Net proceeds, after closing costs and adjustments, from the sale were approximately $73,000,000 of which $28,415,250 is attributable to the Operating Partnership's interest in the property).

         (2) CENTURY PARK I

         On November 7, 1986, a joint venture (the "Century Park Joint Venture") comprised of the Predecessor Partnership and HEP-85, the predecessor to Shelbourne Properties I, L.P., purchased the fee simple interest in Century Park I ("Century Park I"), an office complex.

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

         On February 25, 2003, Century Park Joint Venture entered into an agreement to sell its property to an unaffiliated third party for a purchase price of $29,750,000. The sale is subject to the buyer completing its due diligence review. If the property is sold, pursuant to the terms of the Loan, $20,000,000 of the proceeds from the sale will be required to be paid to Fleet on account of the Loan. The sale is expected to be consummated, if at all, during the second quarter of 2003.

         Further to the transaction described under "Item 1. Business-Recent Developments-Fleet Loan", we granted a mortgage on Century Park I to Fleet as security for the loan made by Fleet to the Operating Partnership. For more information concerning this mortgage, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" below.

         (3) COMMERCE PLAZA I

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

         Further to the transaction described under "Item 1. Business-Recent Developments-Fleet Loan", we granted a mortgage on Commerce Plaza to Fleet as security for the loan made by Fleet to the Operating Partnership. For more information concerning this mortgage, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" below.

         (4) MATTHEWS TOWNSHIP FESTIVAL

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

         Further to the transaction described under "Item 1. Business-Recent Developments-Fleet Loan", we granted a mortgage on Matthews Festival to Fleet as security for the loan made by Fleet to the Operating Partnership. For more information concerning this mortgage, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" below.

         (5) MELROSE CROSSING SHOPPING CENTER

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

                  On February 28, 2003, this property was sold to an unaffiliated third party for a gross purchase price of $3,247,200. Net proceeds, after closing costs and adjustments, from the sale were approximately $2,900,000.

         (6) THE MELROSE OUT PARCEL

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

         The Melrose Out Parcel was sold as part of the Melrose Crossing Shopping Center sale discussed above.

         (7) SEATTLE TOWER

         On December 16, 1986, a joint venture (the "Seattle Landmark Joint Venture") comprised of the Predecessor Partnership and Shelbourne I acquired a fee simple interest in Seattle Tower, a commercial office building located in downtown Seattle ("Seattle Tower"). The Operating Partnership and Shelbourne Properties I, L.P. each have a 50% interest in the Seattle Landmark Joint Venture.

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

         In February 2001, the Seattle area was hit with an earthquake. Seattle Tower suffered some damage in the earthquake. Repairs have been undertaken and completed on all tenant spaces, with approximately 75% of the repairs completed overall. The costs of the repairs are fully covered by insurance, subject to a $25,000 deductible which has been satisfied.

         We believe that Seattle Tower's primary direct competition comes from three office buildings of similar size or age in the immediate vicinity of Seattle Tower, which buildings have current occupancy rates which are comparable to Seattle Tower's.

         Further to the transaction described under "Item 1. Business-Recent Developments-Fleet Loan", we granted a mortgage on Seattle Tower to Fleet as security for the loan made by Fleet to the Operating Partnership. For more information concerning this mortgage, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" below.

(8) TMR WAREHOUSES

         On September 15, 1988, Tri-Columbus Associates ("Tri-Columbus"), a joint venture comprised of the Predecessor Partnership, Shelbourne II and IR Columbus Corp. ("Columbus Corp."), a wholly owned subsidiary of Integrated, purchased the fee simple interest in three warehouses (the "TMR Warehouses"), located in Columbus, Ohio. We have a 20.66% undivided interest in Tri-Columbus. Columbus Corp. subsequently sold its interest in Tri-Columbus to Shelbourne Properties III, L.P. Our ownership was not affected by the transfer of Columbus Corp.'s interest in the venture to Shelbourne Properties III, L.P. We entered into an agreement with Volvo in late 2000 pursuant to which Volvo agreed to extend its lease term until December 31, 2010. The rent through December 31, 2002 remained at its then current rate of $1,418,825 and increased to $1,533,290 per annum through December 31, 2005. Annual rent from 2006 through 2010 will be $1,614,910. We agreed to spend up to $2,000,000 for capital improvements and to connect the property with an adjacent property. Any expenditures made by us will be pro rated over the remaining term of the lease and reimbursed by Volvo as additional rent. From January 1, 2001 through March 24, 2003, $212,759 has been spent for such capital improvements.

         The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively.

         On January 31, 2003, the Hilliard, Ohio property was sold to an unaffiliated third party for a gross sales price of $4,600,000. After satisfying the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $2,063,500, $426,330 of which is attributable to the Company's interest.

         Further to the transaction described under "Item 1. Business-Recent Developments-Fleet Loan", we granted a mortgage on the TMR Warehouses located in Orange and Grove City to Fleet as security for the loan made by Fleet to the Operating Partnership. For more information concerning this mortgage, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" below.

OCCUPANCY

         The following table lists the occupancy rates of our properties at the end of each of the last three years.

                                    OCCUPANCY
--------------------------------------------------------------------------------
PROPERTY                                 12/31/2002     12/31/2001    12/31/2000
--------                                 ----------     ----------    ----------
568 Broadway Office Building (2)            99%            97%           100%
Century Park I Office Complex               100%           100%          100%
Commerce Plaza I                            74%            73%            82%
Matthews Township Festival                  68%            64%            63%
Melrose Crossing Shopping Center (2)        51%            27%            12%
Melrose Out Parcel (2)                       0%             0%            0%
Seattle Tower Office Building               80%            90%            95%
Tri-Columbus-Grove City                     100%           100%          100%
Tri-Columbus-Hilliard(1)                    100%           100%          100%
Tri-Columbus-Orange                         100%           100%          100%

(1)      Property was sold in January 2003.

(2)      Property was sold in February 2003.

         The following table contains information for each tenant that occupies ten percent or more of the rentable square footage of any of our properties.

                                                              SQUARE FEET                         LEASE
                                         PRINCIPAL BUSINESS    LEASED BY                        EXPIRATION
     PROPERTY           NAME OF TENANT         OF TENANT         TENANT        ANNUAL RENT          DATE     RENEWAL OPTIONS
-------------------- ------------------ -------------------- -------------- ----------------- --------------- ----------------
CENTURY PARK         San Diego Gas &    Utilities              118,104          $1,894,640        11/30/07       1-5 yr.
                     Electric
                     Per-Se             Physician's             64,817            $855,584         7/31/05       2-5 yr.
                     Technologies       billing service
-------------------- ------------------ -------------------- -------------- ----------------- --------------- ----------------

COMMERCE PLAZA       Branch Banking &   Banking                  9,416            $160,072         6/30/06       2-5 yr.
                     Trust
                     Robertshaw         Appliance control       18,120            $310,939         1/31/04         None.
                     Controls           manufacturer
                     Sinclair           Communications          14,021            $250,176         4/30/03       1-5 yr.
                     Telecable/ Radio
                     One
-------------------- ------------------ -------------------- -------------- ----------------- --------------- ----------------

MATTHEWS FESTIVAL    A&P (1)            Grocery retailer        40,526            $364,734        11/30/07       4-5 yr.
-------------------- ------------------ -------------------- -------------- ----------------- --------------- ----------------

SEATTLE TOWER        Electric           Telephone               23,475            $510,545         8/31/09          None
                     Lightwave          switching company
-------------------- ------------------ -------------------- -------------- ----------------- --------------- ----------------

TRI-COLUMBUS         Volvo              Truck parts            583,000          $1,418,825        12/31/10         None.
                                        distributor
                     Simmons USA        Mattress               190,000            $541,500         3/31/04       1-5 yr.
                                        wholesaler

(1) Tenant has vacated property but continues to pay rent pursuant to terms of the lease.


         CAPITAL IMPROVEMENTS

         See "Item 7. Management's Discussion and Analysis and Results of Operations."

ITEM 3.  LEGAL PROCEEDINGS

         Delaware Plaintiffs Litigation, Court of Chancery of the State of Delaware (C.A. No. 19442- NC, and C.A. No. 19611).

          On February 26 and March 6, 2002, respectively, plaintiffs Thomas Hudson and Ruth Grening filed individual and derivative action lawsuits, which were subsequently consolidated, on behalf of the Companies against NorthStar Capital Investment Corp. ("NorthStar"), several of its affiliates, and the members of the boards of directors of the Companies as of February 13, 2002 in the Court of Chancery of the State of Delaware. The two actions challenged the propriety of transactions consummated on February 14, 2002, by which the Companies and their respective operating partnerships agreed to purchase from NorthStar approximately 30% of the then outstanding shares of each of the Companies as well as the right to terminate certain management services agreements.

          On May 7, 2002, plaintiffs Grening and Hudson jointly filed a separate individual and class action in Delaware Chancery Court alleging that the Companies and the members of the Boards at that time had violated 8 Del. C. ss. 211 by failing to call and hold annual meetings of the stockholders within 13 months of the incorporation of the Companies, and had breached their fiduciary duties and the provisions of the Companies' Amended and Restated Certificates of Incorporation, by, inter alia, reducing and reorganizing the Companies' boards and issuing allegedly false and/or misleading statements and omissions of material facts in press releases and the 2001 Annual Reports filed with the SEC by each of the Companies. On May 29, 2002, the Court consolidated the claims pursuant to 8 Del. C. ss. 211 for purposes of discovery and trial with similar claims in a lawsuit brought in the same forum by HX Investors L.P., and other stockholders against the Companies.

         The Companies vigorously defended all of the litigation, and, on July 1, 2002, HX Investors, L.P., the additional stockholders, the Companies, the additional defendants, and Ms. Grening entered into several related agreements pursuant to which the aforementioned actions by plaintiffs Grening, Hudson, and HX Investors, L.P. were settled, subject, with respect to the class and derivative actions, to the approval of the Court. In connection with the settlement, among other things, NorthStar agreed to contribute up to $1 million for the payment of the class and derivative plaintiffs' attorneys' fees, expenses, and incentive fees as approved by the Court.


         The settlement with Ms. Grening was memorialized by letter agreement dated July 1, 2002, setting forth the agreement in principle. By letter agreement dated October 28, 2002, Plaintiff Thomas Hudson joined in the agreement in principle. Confirmatory discovery and drafting of the full settlement agreement is proceeding, after which Court approval for the settlement must be obtained and notice and the opportunity to opt-out of the class provided to relevant current and former stockholders. A class member who elects to opt-out would not be bound by the terms of the settlement agreement and would have the right to bring a similar action on his own behalf. The Company does not anticipate that a substantial number of class members will opt-out or that any action brought by any class members who opt-out would have a material adverse affect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 29, 2002, the Corporation held a special meeting of the Stockholders, at which time the Plan of Liquidation was approved by a majority of the stockholders. See "Item 1. Business-Corporate History-The HX Transaction; Plan of Liquidation."

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR COMMON STOCK

         In May 2001, our Common Stock began trading on the American Stock Exchange under the symbol "HXE". Prior to that date, there was no established trading market for interests in the Predecessor Partnership.

         The high and low sales prices per share of Common Stock are set forth below for the periods indicated.


QUARTER ENDED                      HIGH                LOW
------------------------    -----------------    -------------
June 30, 2001                     $46.50             $31.55

September 30, 2001                $43.02             $32.95

December 31, 2001                 $40.52             $33.00

March 31, 2002                    $52.80             $35.00

June 30, 2002                     $54.25             $50.10

September 30, 2002                $72.00             $53.75

December 31, 2002                 $64.50             $53.25


         On March 24, 2003, the closing sale price of the Common Stock as reported by the American Stock Exchange was $34.10. The Corporation had approximately 2,532 holders of record of Common Stock as of March 24, 2003.

         The Corporation has authorized 2,500,000 shares of Common Stock, issued 1,237,916 shares, with 894,792 shares outstanding at March 24, 2003.

DIVIDENDS

         As a result of the adoption of the plan of liquidation, our management expects that dividends of cash from operations and property sales will be made on a timely basis, subject only to maintaining adequate reserves. It is expected that such dividends will be sufficient to maintain our status as a REIT under the Internal Revenue Code. The dividend policy with respect to our Common Stock is subject to revision by the Board of Directors. All dividends in excess of those required for us to maintain our REIT status will be made by us at the sole discretion of the Board of Directors and will depend on our taxable earnings, financial condition, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established any minimum distribution level. In order to maintain our qualifications as a REIT, we intend to periodically evaluate the dividends made to ensure that dividends made, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with generally accepted accounting principles), determined without regard to the deduction for dividends paid and excluding any net capital gains.

         Holders of Common Stock will be entitled to receive dividends if, as and when the Board of Directors authorizes and declares dividends. In connection with the settlement of the lawsuit brought by HX Investors, L.P., the Operating Partnership issued to HX Investors Class B units which entitle HX Investors to receive 15% of all gross proceeds after payment of the approximately $66.25 (plus interest) per share priority dividend. After giving effect to dividends paid from August 19, 2002 through March 24, 2003, the remaining unpaid per share priority return is $9.66.

         The following table sets forth the dividends paid or declared by the Corporation on its Common Stock for the previous three years:


     PERIOD ENDED                    STOCKHOLDER RECORD DATE             DIVIDEND / SHARE (1)
------------------------------ ------------------------------------- ------------------------------
     December 31, 2001                  December 17, 2001                       $ 2.11
------------------------------ ------------------------------------- ------------------------------

     March 31, 2002                             -                                  -

     June 30, 2002                              -                                  -

     September 30, 2002                         -                                  -

     December 31, 2002                  November 15, 2002                        14.00

         Explanatory Note:

         (1) Commencing with the third quarter of 1999, dividends were suspended while the requirements of the class action and derivative litigation involving the Predecessor Partnership were completed. Dividends resumed in December of 2001.

         In addition to the foregoing dividends, a dividend of $14.50 was made on January 31, 2003 to stockholders of record on January 23, 2003 and a dividend of $30.00 was paid on March 18, 2003, to the stockholders of records on March 10, 2003.

RECENT SALES OF UNREGISTERED SECURITIES

         There were no securities sold by us in 2002 that were not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial data are derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" and the notes thereto appearing elsewhere in this Form 10-K.

                               Period 10/30/02     Period 1/1/02 to                    Year Ended December 31,
                                 to 12/31/02           10/29/02                             Going Concern
                              Liquidation Basis     Going Concern         2001            2000            1999           1998
---------------------------- ------------------- ------------------- --------------- ---------------- -------------- -------------
Total Revenue (6)                 $837,495(4)        $3,700,417(4)   $15,916,861(2)    $12,675,585     $12,800,623    $11,883,246

Net Income (Loss)                 7,177,799          (23,815,147)     6,850,151(2)      4,103,276       3,852,480      3,100,160
Available for Common
Shareholders

Net Income (Loss) per                8.02              (25.19)            5.53            3.31            3.11           2.50
Common Share
Dividends per Common Share(1)       14.00                 -             2.11 (3)            -             1.16           2.30

Total Assets                    $90,672,934(5)      $60,317,641(6)     $70,681,975     $67,141,583     $63,413,501    $61,837,211


     (1) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

     (2) Total revenues and net income for the year ended December 31, 2001 includes a $3,207,975 gain or $2.59 per share, from the sale of a property, Commonwealth Industrial Park.

     (3) Dividends from and after December 21, 2001 are based on the total shares issued and outstanding.

     (4) Reflects the January 1, 2002 conversion to the equity method of accounting, as required under generally acceptable accounting principles due to the incurrence of debt. Prior to the conversion, the Corporation reported its investments in joint ventures using the pro rata consolidation method of accounting, under which revenues and expenses attributable to the joint ventures are presented on a pro rata basis in accordance with the Corporation's percentage of ownership together with the revenues and expenses of the Corporation's wholly-owned properties. Under the equity method of accounting, the net income attributable to the Corporation's investment in the joint ventures is presented as a single item on the statement of operations. If the change to the equity method of accounting had been made on January 1, 2001, revenues reported for 2001 would be reduced by $6,803,300. Total net income remains unchanged.

     (5) Reflects the conversion to the liquidation basis of accounting under which real estate is reported to its estimated net realizable value. Prior to the conversion to the liquidation basis of accounting, real estate was reported at its historical cost, less accumulated depreciation and adjustments for impairment.

     (6)  Total revenue includes revenues from discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with "Forward-Looking Statements" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                OVERVIEW

         Shelbourne Properties II, Inc. was formerly a Delaware limited partnership, High Equity Partners L.P. - Series 86 ("HEP-86"), which was merged on April 17, 2001 with and into Shelbourne Properties II L.P., a Delaware limited partnership (the "Operating Partnership"). The Corporation holds its investment in its properties through the Operating Partnership in which it held a 99% direct interest and a 1% indirect interest at December 31, 2002. The 1% is held indirectly through the general partner of the Operating Partnership, Shelbourne Properties II GP LLC (the "General Partner"), of which the Corporation is the sole member.

         On February 14, 2002, the Corporation repurchased the shares of a major stockholder, Presidio Capital Investment Company LLC ("PCIC"). As part of that repurchase, Shelbourne Management LLC, a wholly-owned subsidiary of PCIC, contributed to the Operating Partnership, the advisory agreement between the Corporation, the Operating Partnership, and Shelbourne Management LLC, dated as of April 17, 2001 (the "Advisory Agreement"), pursuant to which Shelbourne Management LLC had provided financial and investment advisory services to the Corporation and the Operating Partnership. As consideration for the purchase of the shares and the contribution of the Advisory Agreement, the Corporation paid $17,866,603 in cash and the Operating Partnership issued a note in the amount of $22,034,250 and issued 1,015.148 5% Class A Preferred Partnership Units (with a liquidation preference of $1,000 per unit) to Shelbourne Management LLC. As a result, until those preferred units are redeemed, Shelbourne Management LLC is entitled to receive quarterly distributions from the Operating Partnership at a rate of 5% per annum of the aggregate liquidation preference of its preferred units. The agreement governing the repurchase provides for pre-payment penalties in the event that the Operating Partnership redeems these preferred units prior to February 14, 2007. As a result of a transaction that was consummated in January 2003, the 5% Class A Preferred Partnership Units were reclassified as Class A Partnership Units and modified to eliminate the liquidation preference and to significantly limit the events that could create a pre-payment penalty. The Class A Preferred Partnership Units are still entitled to receive quarterly distributions at a rate of 5% per annum.

         During July and August 2002, the Corporation entered into a settlement agreement with HX Investors, L.P. ("HX Investors"), a stockholder in the Corporation, with respect to a lawsuit brought by HX Investors and others against the Companies. In connection with this settlement:

         o HX Investors made a tender offer for up to 30% of the outstanding shares of Common Stock. Upon consummation of the offer, HX Investors acquired 268,444 Common Shares. As a result of the tender offer and subsequent market acquisitions, HX Investors holds 41.46% of the outstanding Common Stock.

         o On August 19, 2002, the existing Board of Directors and executive officer of the Corporation resigned, and the Board was reconstituted to consist of six members, four of whom are independent directors. In addition, new executive officers were appointed.

         o HX Investors was issued by the Operating Partnership Class B Units that entitle the holder thereof to receive 15% of the Operating Partnership's gross proceeds after the payment of a priority return of approximately $66.25 (plus interest at 6% per annum, subject to certain increases) per share to the stockholders of the Corporation.

         o A Plan of Liquidation of the Corporation was adopted by the prior Board of Directors.

         On October 29, 2002, the stockholders of the Corporation approved the Plan of Liquidation. As a result, the Corporation adopted liquidation accounting and the Operating Partnership has been seeking, and will seek, to sell its remaining properties at such time as it is believed that the sale price for such property can be maximized. Since the adoption of the Plan of Liquidation, the Corporation has sold its properties located in Raleigh, North Carolina; Hillard, Ohio; New York, New York; and Melrose Park, Illinois and has paid dividends of $58.50 per share (including a dividend of $14.50 per share paid in January 2003 and of $30.00 per share paid in March 2003). In addition, its property located in San Diego, California is under contract for sale. Pursuant to the Plan of

Liquidation, if all of the assets of the Corporation are not sold prior to October 29, 2004, the remaining assets will be placed in a liquidating trust and the stockholders of the Corporation will receive a beneficial interest in such trust in total redemption for their shares in the Corporation.

         The Corporation is operating with the intention of qualifying as a real estate investment trust for U.S. Federal Income Tax purposes ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

         We have adopted a plan of liquidation that requires us to liquidate all of our assets and liabilities by October 29, 2004. Dividends made by us to you and our other stockholders during our liquidation generally will not be taxable to you until the dividends exceed your adjusted tax basis in your shares, and then will be taxable to you as long-term capital gain assuming you hold your shares as capital assets and have held them for more than 12 months when you receive the dividend as a result of the adoption of the plan of liquidation. If our assets are not completely liquidated by October 29, 2004, our assets will be transferred to a liquidating trust on such date and in lieu of owning shares, you will own a beneficial interest in the liquidating trust of an equivalent percentage. The transferability of interests in the trust will be significantly restricted as compared to the shares in the Corporation, and you will be required to include in your own income your pro rata share of the trust's taxable income whether or not that amount is actually distributed by the trust to you in that year.

         As a result of the adoption of the Plan of Liquidation, our primary business objective is to maximize the value of our common stock. Prior to October 29, 2002, we sought to achieve this objective by managing our existing properties, making capital improvements to and/or selling properties and by making additional real estate-related investments.

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

REAL ESTATE HELD FOR SALE AND ADJUSTMENT TO LIQUIDATION  BASIS OF ACCOUNTING

         On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of investments in joint ventures and real estate held for sale is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs (including brokerage commissions, transfer taxes, legal costs) and capital expenditures of approximately $4,144,092 anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of December 31, 2002. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated. The net adjustment at October 30, 2002, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, totaled $2,743,237, which is included in the consolidated statement of changes in net assets (liquidation basis) for the period October 30, 2002 to December 31, 2002. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

Increase  to  reflect   estimated  net  realizable   values  of certain real estate properties            $  8,628,174
Deferral of  appreciated  gain and incentive fee on real estate properties                                  (8,628,174)
Write-off of other assets                                                                                     (250,638)
Increase  to reflect net  realizable  value of  investments  in joint ventures                              41,979,786
 Deferral   of   appreciated   gain   and   incentive   fee  on investments in joint ventures              (41,979,786)
Reserve for additional costs associated with liquidation (1)                                                (1,600,000)
Write-off of deferred debt costs                                                                              (892,599)
                                                                                                          ---------------

Adjustment  to  reflect  the  change  to  liquidation  basis of accounting                                 ($2,743,237)
                                                                                                          ===============

(1) Such costs do not include costs incurred in connection with ordinary operations.

         Adjusting assets to estimated net realizable value resulted in the adjustment in value of certain real estate properties. The anticipated gains associated with the write-up of these real estate properties have been deferred until such time as a sale occurs. The write down of other assets included amounts for unamortized lease commissions and straight line rent.

RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION

         Under liquidation accounting, the Corporation is required to estimate and accrue the non-operating costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining agents and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the non-operating costs associated with cessation of the Corporation's operations. These non-operating costs are estimates and are expected to be paid out over the liquidation period. Such costs do not include costs incurred in connection with ordinary operations.

INVESTMENTS IN JOINT VENTURES

         Certain properties are owned in joint ventures with Shelbourne Properties I L.P. and/or Shelbourne Properties III L.P. Prior to April 30, 2002, the Corporation owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, for periods prior to April 30, 2002, the Corporation's consolidated financial statements had presented the assets, liabilities, revenues and expenses of the joint ventures on a pro-rata basis in accordance with the Corporation's percentage of ownership.

         After April 30, 2002, as a result of the Operating Partnership incurring debt in connection with entering into the note payable discussed in
Note 6 to the Consolidated Financial Statements annexed hereto, the Corporation was no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting. Accordingly, the Corporation's consolidated balance sheet at December 31, 2002 and the Corporation's consolidated statements of operations commencing on January 1, 2002 reflect the equity method of accounting.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement did not have a material effect on the financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements, which will be effective for fiscal years beginning after May 15, 2002. This statement will not have a material effect on the Corporation's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Corporation's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interest in variable interest entities created after January 31, 2003, and the Corporation will need to apply its provisions to any existing variable interest in variable interest entities by no later than December 21, 2004. The Corporation does not expect that this will have an impact on the Corporation's consolidated financial statements.

PRO-FORMA INFORMATION

         The pro-forma information is provided for the purpose of facilitating the comparison of the 2002 and 2001 results of operations in the review of management's discussion and analysis. Investments in joint ventures were reported in 2001 under the pro-rata consolidated method of accounting which presented the assets and liabilities and revenues and expenses of the joint ventures on a pro-rata basis in accordance with the Corporation's percentage of ownership together with the assets and liabilities and revenues and expenses of the Corporation's wholly-owned properties. In 2002, under the equity method of accounting, the Corporation's share of assets and liabilities and revenues and expenses in joint ventures is presented as a single item on the balance sheet and statement of operations. The Corporation's total equity and net income did not change as a result of the conversion. The following tables show (i) the pro-forma condensed consolidated balance sheet as of December 31, 2001 and (ii) the pro-forma condensed consolidated statement of operations for the year ended December 31, 2001 both reflecting the pro-forma impact had the change to equity accounting for the investments in joint ventures occurred in 2001.

                         SHELBOURNE PROPERTIES II, INC.
                 CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEET

                                               AS REPORTED                 PRO-FORMA                EQUITY METHOD
                                            DECEMBER 31, 2001             ADJUSTMENTS             DECEMBER 31, 2001
                                         ------------------------  -------------------------- --------------------------
ASSETS
Real estate, net                                   $  41,327,041              $ (16,342,903)              $  24,984,138
Cash and cash equivalents                             26,011,761                 (8,938,300)                 17,073,461
Other assets                                           3,191,467                  6,097,689                   9,289,156
Receivables, net                                         151,706                    (92,360)                     59,346
Investment in joint ventures                                   -                 18,790,789                  18,790,789
                                         ------------------------  -------------------------- --------------------------

TOTAL ASSETS                                       $  70,681,975               $   (485,085)              $  70,196,890
                                         ========================  ========================== ==========================


LIABILITIES

Accounts payable and accrued expenses              $   1,168,273               $   (485,085)               $    683,188
                                         ------------------------  -------------------------- --------------------------
                                                   $   1,168,273               $   (485,085)               $  1,168,273
                                         ========================  ========================== ==========================


   CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS

                                                                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                      AS REPORTED         DISCONTINUED         PRO-FORMA           EQUITY METHOD
                                                         2001              OPERATIONS         ADJUSTMENTS              2001
                                                   ------------------    ---------------    -----------------    ------------------
Rental revenue                                          $ 11,918,573        $ (349,295)         $(6,803,200)          $  4,766,078
                                                   ------------------    ---------------    -----------------    ------------------
Costs and expenses                                         9,066,710          (738,150)          (3,290,290)             5,038,270
                                                   ------------------    ---------------    -----------------    ------------------

Income (loss) before equity income from joint              2,851,863           388,855           (3,512,910)              (272,192)
     ventures, interest, other income, gain on
     sale, and discontinued operations

     Equity income from joint ventures                             -                 -            3,932,845              3,932,845
     Interest income                                         709,913                 -             (411,424)               298,489
     Other income                                             80,400           (50,824)              (8,511)                21,065
     Gain on sale                                          3,207,975                 -                    -              3,207,975
     Discontinued operations                                       -          (338,031)                   -               (338,031)
                                                   ------------------    ---------------    -----------------    ------------------
Net income                                              $  6,850,151            $    -              $     -           $  6,850,151
                                                   ==================    ===============    =================    ==================

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation uses its working capital reserves and any cash from operations as its primary source of liquidity. On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly, the Corporation began to sell its properties. In this regard, on October 31, 2002, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 38.925% interest, entered into a contract to sell its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. The sale of this property occurred on February 28, 2003. In addition, on December 20, 2002, the Corporation closed the sale of Sutton Square Shopping Center in Raleigh, North Carolina for a gross sales price of $16,750,000. After all adjustments and paying the release amount plus fees to the lender, the Corporation received net cash proceeds of approximately, $10,393,025. On January 31, 2003, Tri-Columbus Associates, a joint venture in which the Corporation owns a 20.66% interest, completed a sale of 4251 Leap Road in Hilliard, Ohio. After all adjustments and paying the release amount plus fees to the lender the joint venture received approximately $2,063,553 in net proceeds of which the Corporation is entitled to receive approximately $426,330. On February 25, 2003, the Operating Partnership entered into an agreement to sell its property located in San Diego, California for a purchase price of $29,750,000. The sale is subject to the buyer completing its due diligence review. If the property is sold pursuant to the terms of the current Loan encumbering the property, $20,000,000 of the proceeds from the sale will be required to be paid to the Lender. The sale is expected to be consummated, if at all, during the second quarter of 2003.

         The Corporation had $10,898,495 in cash and cash equivalents at December 31, 2002. Cash and cash equivalents are temporarily invested in short-term instruments. The Corporation's level of liquidity based upon cash and cash equivalents decreased by $6,174,966 for the year ended December 31, 2002 from $17,073,461 for the year ended December 31, 2001. As discussed further below, the decrease resulted from $28,712,914 of cash used in financing activities which was offset by $7,068,856 of net cash provided by operating activities of which included $6,978,371 in distributions made in excess of income from joint ventures and by $15,469,092 provided by investment activities. The sources of cash provided by investment activities consists of $16,456,646 in proceeds from the sale of Sutton Square Shopping Center prior to the pay down of the Credit Facility which were offset slightly by $528,970 in improvements to real estate and $458,584 used in discontinued operations.

         In addition to cash and cash equivalents reported at December 31,2002, the Corporation's joint ventures held cash at December 31, 2002 of which the Corporation's allocable share was approximately $4,097,339.

         Cash used in financing activities consisted of $17,866,603 paid to PCIC in connection with the Transaction, $22,034,250 paid to retire the note that was issued to Shelbourne Management in connection with the Transaction, cash dividends of $12,591,404 and $6,000,000 of principal payments on the Credit Facility as a result of the sale of Sutton Square Shopping Center. These decreases were partially offset by proceeds from the initial borrowing under the Credit Facility of $29,779,343.

         Currently, the Corporation's primary source of funds is cash flow from the operation of its wholly owned properties, principally rents collected from tenants as well as distributions from joint venture investments and proceeds from property sales. Rents collected from tenants for the year ended December 31, 2002 amounted to $4,474,295 as compared to $5,270,927 for the year ended December 31, 2001. The decrease in rents collected from tenants is due to the sale of Commonwealth Industrial Park on December 6, 2001.

         For the year ended December 31, 2002, the Corporation made $528,970 in capital expenditures and $82,012 in capitalized tenant procurement costs that were funded from cash flow and the Corporation's working capital reserves. The Corporation's capital expenditures were $241,433 of tenant improvements at wholly owned properties along with a heating ventilation air conditioning unit replacement of $159,795 and repaving of the parking lot of $99,104 at Commerce Plaza. Tenant procurement costs consisted of leasing commissions and legal costs. Additionally, Melrose Crossing's capital expenditures of $92,400 and tenant procurement costs of $107,191 are included in cash used in discontinued operations.

CAPITAL IMPROVEMENTS AND CAPITALIZED TENANT PROCUREMENT COSTS

The following table sets forth, for each of the last three fiscal years, the Corporation's and the Predecessor Partnership's expenditures at each of its wholly owned properties for capital improvements and capitalized tenant procurement costs:


                                                             YEARS ENDED DECEMBER 31,

         PROPERTY                                     2002           2001         2000
-------------------------------------------------- ---------     ----------   ---------------
         Commonwealth Industrial Park (1)          $      0       $      0      $293,946

         Melrose Crossing   (3)                     199,591         53,347             0

         Matthews Festival                          189,942         71,292        14,708

         Sutton Square (2)                           16,346         18,985       102,952

         Melrose Out Parcel (3)                           0              0             0

         Commerce Plaza I                           404,694        433,360        86,386
                                                   --------       --------      --------
         TOTALS:                                   $810,573       $576,984      $497,992
                                                   ========       ========      ========

(1)      Commonwealth  Industrial  Park was sold on December 6, 2001.

(2)      Sutton  Square  Shopping  Center was sold on  December 20, 2002.

(3)      Melrose  Crossing  and the  Melrose  Out  Parcel  were sold on
         February 28, 2003.

         The capital expenditures for 2002 were mostly in the ordinary course of business. Major capital expenditures budgeted for 2003 consist primarily of approximately $1,200,000 at Matthews Festival in order to renovate the movie theater that has been vacant since August 2000 in order to lease to in-line tenants. The project involves leveling the floor from stadium seating to create more leasing opportunities.

         Certain properties require periodic investments of capital for tenant costs related to new and renewal leasing. The most significant tenant procurement costs budgeted for 2003 is $592,679 at Commerce Plaza. These costs are primarily related to the expansion of Radio One into suite 300 which consists of 12,633 square feet and 4 currently vacant spaces that are projected to be released in 2003. Radio One expansion is projected to have an approximate cost of $241,684, or 41%, of the tenant procurement costs. All other projects are scheduled to run between $50,000 and $100,000 depending on the square footage of the space involved.

RESULTS OF OPERATIONS

         After April 30, 2002, as a result of the Operating Partnership's incurring debt in connection with entering into the Credit Facility, the Corporation is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting. Further, as a result of the adoption of the Plan of Liquidation, the Corporation adopted liquidation accounting effective October 30, 2002. In order to provide a more meaningful comparison of the results of operations for the years ended December 31, 2002 and 2001, the following comparison compares the results of operations for such periods assuming that the Corporation used the equity method of accounting for the entirety of both periods.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001(ON A PRO-FORMA BASIS)

Net Income

         The Corporation's net income decreased by $23,487,499 to a net loss of $16,637,348 for the year ended December 31, 2002 from a net income of $6,850,151 for the year ended December 31, 2001. This decrease is primarily attributable to expenses incurred in connection with the Transaction, including the purchase of the Advisory Agreement, legal fees and consulting fees to Lazard Freres & Co. LLC for its advisory and valuation services for the Corporation. In addition, further contributing to the decrease in net income were the legal fees incurred by the Corporation associated with defending lawsuits brought in connection with the Transaction and a decrease in rental revenue of $393,817. Partially offsetting the increase in costs and expenses was an increase in equity income from the investment in joint ventures of $177,758. Further mitigating the effect of increased expenses was the gain on sale of Sutton Square in 2002 which was $3,552,310 greater than the gain on sale recognized by the sale of Commonwealth Industrial Park in 2001.

Rental Revenues

         Rental revenues decreased $393,817, or approximately 8%, to $4,372,261 for the year ended December 31, 2002 from $4,766,078 for the year ended December 31, 2001. The decrease in rental revenue was due to the loss of $934,001 of rental income attributable to Commonwealth Industrial Park which was sold in December 2001. The decrease was offset in part by the aggregate increase in rental revenues of the remaining wholly owned properties of $540,184.

Costs and Expenses

         Costs and expenses for the year ended December 31, 2002 amounted to $30,632,657, representing an increase of $25,594,387 from the year ended December 31, 2001. This increase consists of a one-time expense of $23,049,398 for the purchase of the Advisory Agreements. The remaining costs and expenses amounted to $7,583,259 representing an increase of $2,544,989 from $5,038,270 incurred during the year ended December 31, 2001. The increase is primarily due to an increase in administrative expenses incurred in connection with the Transaction, legal, professional and consulting fees.

         Operating expenses decreased slightly despite increased insurance costs. The Corporation experienced an increase in depreciation and amortization expense due to real estate improvements and tenant procurement costs of $76,270. Excluding the 2001 depreciation and amortization expense associated with Commonwealth Industrial Park of $170,940, the increase of depreciation and amortization amounted to $247,211. Pursuant to the vote of the stockholders to liquidate the portfolio and resultant conversion to the liquidation basis of accounting on October 29, 2002, the Corporation will not incur any further depreciation and amortization costs. Property management fees decreased $24,169. However if the 2001 fees attributable to Commonwealth Industrial Park of $30,584 are deducted, property management fees increased by $6,416 due to increased rental collections from the wholly owned properties in 2002.

         Asset management fee decreased by $926,170 for the year ended December 31, 2002 from $1,342,002 for the year ended December 31, 2001. This decrease was due to the reduction of the fee in connection with the Transaction from a fee based on 1.25% of gross asset value of the Corporation to set a fee of $27,778 per month through September 30, 2002, which was then further reduced to $16,667 per month for the balance of 2002. Shelbourne Management was paid $157,582 in partnership asset management fees prior to February 14, 2002, $208,250 was paid to PCIC for transition fees from February 15, 2002 through September 30, 2002 and Kestrel Management was paid $50,000 for its services from October 1, 2002 through December 31, 2002.

Non-Operating Income and Expenses

         Income from the investment in joint ventures increased by $177,758 to $4,110,603 for the year ended December 31, 2002 from $3,932,845 for the same time period in 2001. The increase is due to the increased equity income from 568 Broadway of $354,946 that was offset by an aggregate decrease of equity income from Century Park, Seattle Landmark and Tri-Columbus Associates of $177,188.

         Interest expense of $215,768 was paid on the note issued to Shelbourne Management in the Transaction. An additional $829,073 was incurred on the Credit Facility dated May 1, 2002. No interest expense was incurred during 2001 as the Company had no outstanding debt obligations.

         Interest income decreased by $133,387, or 45% to $165,102 for the year ended December 31, 2002 as compared to $298,489 for the year ended December 31, 2001 due to significantly lower cash balances invested as well as lower yields on investments.

         Other income decreased for the year ended December 31, 2002 as compared to the year ended December 31, 2001 by $20,516 or 97% to $549 from $21,065 due to the absence, as a result of the conversion of the Predecessor Partnership into a REIT, of transfer fees that were previously generated by the transfer of partnership interests.

         Loss from discontinued operations (Melrose Crossing I) ceased in 2002 on October 29, 2002 due to the stockholders vote to liquidate the portfolio. Under liquidation accounting, all property is considered real estate held for sale and discontinued income is no longer applicable.

Inflation

         Inflation is not expected to have a material impact on the operations of financial position of the Corporation.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 (AS REPORTED) TO THE YEAR ENDED DECEMBER 31, 2000 (AS REPORTED)

Net Income

         The Corporation experienced an increase in net income of $2,746,875, or approximately 67%, for the year ended December 31, 2001 to $6,850,151 compared to 2000 net income of $4,103,276 due to a gain on the sale of Commonwealth Industrial Park. The property was sold for $8,200,000, and the Corporation received $7,879,568 in net proceeds after all expenses, prorations, adjustments and settlement charges. The Corporation realized a gain of $3,207,975 on the sale. This gain was partially offset by a decrease in interest income and increased costs and expenses.

Interest and Other Income

         Interest income decreased by $105,505, or approximately 13%, from $815,468 in 2000 to $709,913 in 2001 due to lower interest rates provided by short-term investment instruments. Other income increased from $54,881 in 2000 to $80,400 in 2001 due to real estate tax abatements from previous years on Melrose Crossing, Matthews Festival and 4251 Leap Road (part of Tri-Columbus), which was partially offset by the decrease in transfer fee income from transfers of partnership units.

Rental Revenues

         Rental revenues increased by approximately 1% during the year ended December 31, 2001 to $11,918,573 from $11,805,236 for the same period in 2000 due to normal course increases in rents in new and renewal leases, which offset the vacancies at Matthews Festival and Commerce Plaza.

Costs and Expenses

         Costs and expenses increased by $494,401, or approximately 6%, during the year ended December 31, 2001 to $9,066,710 compared to $8,572,309 in 2000, due to increases in asset management fees, operating expenses, property management fees and depreciation and amortization expense. Asset management fees increased by $170,750, or approximately 15%, in 2001 due to an increase in the gross asset value of the Corporation. Operating expenses increased by $251,451, or approximately 7% to $4,055,975 in 2001 as compared to $3,804,524 in 2000 due to an increase in utilities, taxes and cleaning costs, which was offset primarily by a decrease in repair and maintenance costs and a minor decrease in personnel expenses. For the year ended December 31, 2001, the property management fee increased slightly and administrative expenses remained relatively constant.

RECENT DEVELOPMENTS

         On January 13, 2003, the Board of Directors declared a dividend of $12,974,484 ($14.50 per share). The dividend was paid on January 31, 2003 to stockholders of record at the close of business on January 23, 2003.

         On January 15, 2003, a joint venture owned by the operating partnership and the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties triple net leased to an affiliate of Accor S.A. The cash purchase price, which was provided by working capital, was approximately $2,700,000, of which approximately $878,000, $1,096,000 and $726,000 was paid by Shelbourne Properties I, Inc., the Corporation and Shelbourne Properties III, Inc., respectively. The properties are also subject to existing mortgage indebtedness in the current principal amount of approximately $74,220,000.

         The Companies formed the joint venture and acquired the interest in the new properties in order to facilitate the disposition of the other properties of the Companies and the distribution to stockholders of the sales proceeds in accordance with the Plan of Liquidation. Prior to the acquisition of the Accor S.A. properties, the holder of the Class A Preferred Units of the Operating Partnership had the right to cause the operating partnerships to purchase the Class A Preferred Units at a substantial premium to their liquidation value (at the time of the acquisition, a premium of approximately $6,605,000 in the case of the Operating Partnership and approximately $16,265,000 for all three operating partnerships) unless the operating partnerships maintained at least approximately $54,200,000 of aggregate indebtedness ($22,026,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Preferred Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($30,400,000 in the case of the Operating Partnership). These requirements significantly impaired the ability of the Corporation to sell its properties and make distributions in accordance with the Plan of Liquidation. In lieu of these requirements, the operating partnerships agreed to acquire the Accor S.A. properties for the benefit of the holder of the Class A Preferred Units. The holder of the Class A Preferred Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the operating partnerships to purchase the Class A Preferred Units at the premium described above. The terms of the Class A Preferred Units were also modified to eliminate the $2,500,000 aggregate liquidation preference to which the holder of the Class A Preferred Units was previously entitled ($1,015,148 in the case of the Operating Partnership).

         The holder of the Class A Preferred Units has the right to require the operating partnerships to acquire other properties for its benefit at an aggregate cash cost to the operating partnerships of $2,500,000 (approximately $1,000,000 of which would be paid by the Operating Partnership). In that event the Accor S.A. properties would not be held for the benefit of the holder of the Class A Preferred Units and would be disposed of as part of the liquidation of the Companies.

         On January 31, 2003, the Hilliard, Ohio property was sold to an unaffiliated third party for a gross sale price of $4,600,000. After satisfying the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $2,063,500, $426,330 of which is attributable to the Company's interest.

         On February 20, 2003, direct and indirect subsidiaries of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders pursuant to which the Borrowers obtained a $55,000,000 loan. The proceeds from this loan allocable to the Company were used to satisfy the Company's existing loan payable and the balance was paid as a dividend by the Corporation in March 2003.

         On February 25, 2003, the Operating Partnership entered into an agreement to sell its property located in San Diego, California for a purchase price of $29,750,000. The sale is subject to the buyer completing its due diligence review. If the property is sold pursuant to the terms of the current Loan encumbering the property, $20,000,000 of the proceeds from the sale will be required to be paid to the Lender. The sale is expected to be consummated, if at all, during the second quarter of 2003.

         On February 28, 2003, the joint venture property located in New York, New York was sold for a gross purchase price of $87,500,000, which consisted of the assumption of a $10,000,000 loan encumbering the property and the balance in cash. Net proceeds after closing costs and adjustments from the sale were approximately $73,000,000 of which $28,415,250 is attributable to the Corporation's interest in the property.

         On February 28, 2003, the Corporation declared a dividend of $30.00 per share from the net proceeds of the Fleet Loan and the sale of the New York, New York property. The dividend was paid on March 18, 2003 to stockholders of record at the close of business on March 10, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's long-term debt bears interest at a floating rate and therefore is exposed to the risk of interest rate changes. At March 24, 2003, borrowings totaled $22,081,542 and bore interest at a rate of LIBOR plus 2.75%. Based on the balance outstanding on the Loan at March 24, 2003 and the interest rate at that date, a 10% increase in LIBOR would increase the interest expense in 2003 by approximately $29,589. Conversely, a 10% decrease in LIBOR would decrease interest expense in 2003 by the same amount. The gain or loss the Corporation ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Corporation does not believe that it has any risk related to derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 2002, 2001 and 2000, and the notes thereto, and the independent auditors' report thereon and the financial statement schedule are set forth on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 of Form 10-K is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its annual meeting of Stockholders relating to year ended December 31, 2002 (the "Proxy Statement"), which is incorporated herein by reference, and under the heading "Executive Officers of the Company" in the Business section included herein.

ITEM 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Item 12 of Form 10-K is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 of Form 10-K is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Corporation's disclosure controls and procedures [as defined in Exchange Act Rules 13a - 14(c)] and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         (1)  Financial Statements

              Independent Auditors' Report

              Consolidated Statement of Net Assets of December 31, 2002 and Consolidated Balance Sheet as of December 31, 2001

              Consolidated Statements of Operations and Changes in Net Assets for the Period October 30, 2002 to December 31, 2002, and Consolidated Statement of Operations for the Period January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000

              Consolidated Statements of Equity for the Period January 1, 2002 to October 29, 2002 and the Years Ended December 31, 2001 and 2000

              Consolidated Statements of Cash Flows for the Periods October 30, 2002 to December 31, 2002 and January 1, 2002 to October 29, 2002 and for the Years Ended December 31, 2001 and 2000

         (2)  Notes to Consolidated Financial Statements

              All schedules are omitted because they are not applicable or not required.

         (b)  REPORTS ON FORM 8-K

                   Date Filed:      December 23, 2002
                   Item Reported:   2 (Acquisition or Disposition of Assets)

         (c)  EXHIBITS

         EXHIBIT
         NUMBER            DESCRIPTION

         2.1 Stock Purchase Agreement among HX Investors, Exeter Capital Corporation and the Company(4)
         2.2      Amendment No. 1 to Stock Purchase Agreement(6)
         2.3      Plan of Liquidation (7)
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company (1)
         3.2      Amended and Restated Bylaws of the Company(1)
         4.1      Limited Partnership of the operating partnership (1)
         4.2      Stockholder Rights Agreement (1)
         4.3      Amendment to Stockholder Rights Agreement (2)
         4.4 Restated Partnership Unit Designation for 5% Class A Preferred Partnership Units (incorporated by reference to Exhibit E-1 of
                  Exhibit 10.4) (9)
         4.5 Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002
                  (3)
         4.6      Amendment No. 2 to Stockholder Rights Agreement (5)
         4.7 Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership(8)
         10.1 Settlement Agreement and Mutual Release between HX Investors, the Companies and Shelbourne Management (4)
         10.2     Amendment No. 1 to Settlement Agreement(6)
         10.3 Purchase Agreement, dated as of January 15, 2003, between the Shelbourne JV LLC and Realty Holdings of America, LLC (9)
         10.4 Agreement, dated as of January 15, 2003, among Presidio Capital Investment Company, LLC (and certain of its subsidiaries), Shelbourne Management, NorthStar Capital Investment Corp., each of the Shelbourne REITs and its operating partnership and HX Investors, L.P. (9)

         10.5 Loan Agreement, dated as of February 19, 2003, among Shelbourne Properties I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Shelbourne Richmond Company LLC, Shelbourne Matthews Company LLC, Shelbourne Las Vegas Company LLC, Century Park I Joint Venture, Seattle Landmark Joint Venture, Tri-Columbus Associates and Fleet National Bank and the other lending institutions which may become party thereto and Fleet National Bank, as agent (10)
         10.6 Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties II, Inc. and Shelbourne Properties II L.P. (10)
         10.7 Form of Indemnity, Contribution and Subrogation Agreement, dated as of February 19, 2003, among the REITs and the operating partnerships (10)
         10.8 Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank (10)
         10.9 Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank, as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto (10)
         99.1     Certification Pursuant to Section 906 of Sarbanes-Oxley Act of
                  2002.

------------------
(1) incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
(2) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
(3) incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.
(4) incorporated by reference to the Current Report of the Company on Form 8-K filed on July 2, 2002.
(5) incorporated by reference to the Current Report of the Company on Form 8-K filed on July 8, 2002
(6) incorporated by reference to the Current Report of the Company on Form 8-K filed on August 5, 2002
(7) incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on September 27, 2002
(8) incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2002.
(9) incorporated by reference to the Current Report of the Company on Form 8-K filed on January 15, 2003.
(10) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 24, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2003                 By: /s/ Michael L. Ashner
                                          ------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer



Dated:  March 28, 2003                 By: /s/ Carolyn B. Tiffany
                                          ------------------------------
                                           Carolyn B. Tiffany
                                           Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    NAME                                   TITLE                                   DATE
                    ----                                   -----                                   ----
        /s/ Michael L. Ashner                    Chief Executive Officer and Director              March 28, 2003
        -----------------------------------
            MICHAEL L. ASHNER


        /s/ Arthur Blasberg, Jr.                 Director                                          March 28, 2003
        -----------------------------------
            ARTHUR BLASBERG, JR.


        /s/ Howard Goldberg                      Director                                          March 28, 2003
        -----------------------------------
            HOWARD GOLDBERG


        /s/ Steven Zalkind                       Director                                          March 28, 2003
        -----------------------------------
            STEVEN ZALKIND

                         SHELBOURNE PROPERTIES II, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

                                 CERTIFICATIONS

         I, Michael L. Ashner, certify that:

         1. I have reviewed this annual report on Form 10-K of Shelbourne Properties II, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


              Date:  March 28, 2003           /s/ Michael L. Ashner
                                              -----------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

                         SHELBOURNE PROPERTIES II, INC.
                           FORM 10-K DECEMBER 31, 2002

                                 CERTIFICATIONS

         I, Carolyn B. Tiffany, certify that:

         1. I have reviewed this annual report on Form 10-K of Shelbourne Properties II, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




              Date:  March 28, 2003            /s/ Carolyn B. Tiffany
                                              -----------------------
                                                   Carolyn B. Tiffany
                                                   Chief Financial Officer

                         SHELBOURNE PROPERTIES II, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002


EXHIBIT INDEX


Exhibit
Number          Description                                                              Page
------          -----------                                                              ----
2.1            Stock Purchase Agreement among HX Investors, Exeter Capital
               Corporation and the Company                                                (4)
2.2            Amendment No. 1 to Stock Purchase Agreement                                (6)
2.3            Plan of Liquidation                                                        (7)
3.1            Amended and Restated Certificate of Incorporation of the Company           (1)
3.2            Amended and Restated Bylaws of the Corporation                             (1)
4.1            Limited Partnership of the operating partnership                           (1)
4.2            Stockholder Rights Agreement                                               (1)
4.3            Amendment to Stockholder Rights Agreement                                  (2)
4.4            Restated Partnership Unit Designation for 5% Class A Preferred
               Partnership Units (incorporated by reference to Exhibit E-1 of
               Exhibit 10.4)                                                              (9)
4.5            Stockholder Agreement, among the Companies and HX Investors, LP
               and Exeter Capital Corporation, dated as of April 30, 2002                 (3)
4.6            Amendment No. 2 to Stockholder Rights Agreement                            (5)
4.7            Partnership Unit Designation of the Class B Partnership Units of
               the Operating Partnership                                                  (8)
10.1           Settlement Agreement and Mutual Release between HX Investors, the
               Companies and Shelbourne Management                                        (4)
10.2           Amendment No. 1 to Settlement Agreement                                    (6)
10.3           Purchase Agreement, dated as of January 15, 2003, between the
               Shelbourne JV LLC and Realty Holdings of America, LLC                      (9)
10.4           Agreement, dated as of January 15, 2003, among Presidio Capital
               Investment Company, LLC (and certain of its subsidiaries),
               Shelbourne Management, NorthStar Capital Investment Corp., each of the Shelbourne REITs and its operating partnership and HX
               Investors, L.P.                                                            (9)
10.5           Loan Agreement, dated as of February 19, 2003, among Shelbourne
               Properties I L.P., Shelbourne Properties II L.P., Shelbourne
               Properties III L.P., Shelbourne Richmond Company LLC, Shelbourne
               Matthews Company LLC, Shelbourne Las Vegas Company LLC, Century
               Park I Joint Venture, Seattle Landmark Joint Venture,
               Tri-Columbus Associates and Fleet National Bank and the other lending institutions which may become party thereto and Fleet
               National Bank, as agent                                                    (10)
10.6           Form of Guaranty, dated as of February 19, 2003, from Shelbourne
               Properties II, Inc. and Shelbourne Properties III L.P.                     (10)
10.7           Form of Indemnity, Contribution and Subrogation Agreement, dated as of February 19, 2003, among the REITs and the operating
               partnerships                                                               (10)
10.8           Form of Deed of Trust, Assignment of Leases and Rents, Security
               Agreement and Fixture Filing with respect to the Collateral
               Properties dated as of February 19, 2003 in favor of Fleet
               National Bank                                                              (10)
10.9           Cash Management Agreement, dated February 19, 2003, among
               Shelbourne Properties I L.P., Shelbourne Properties II L.P.,
               Shelbourne Properties III L.P., Fleet National Bank, as agent for itself and the Lenders, and various subsidiaries of the
               Shelbourne OP's listed on Exhibit A thereto                                (10)
99.1           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.    48

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

(7) incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on September 27, 2002
(8) incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 14, 2002.
(9) incorporated by reference to the Current Report of the Company on Form 8-K filed on January 15, 2003.
(10) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 24, 2003.

                                  Exhibit 99.1


                         SHELBOURNE PROPERTIES II, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Shelbourne Properties II, Inc., (the "Company"), on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         Date:  March 28, 2003                /s/ Michael L. Ashner
                                              -----------------------------
                                              Michael L. Ashner
                                              Chief Executive Officer


         Date:  March 28, 2003                /s/ Carolyn B. Tiffany
                                              -----------------------------
                                              Carolyn B. Tiffany
                                              Chief Financial Officer

                 ANNUAL REPORT ON FORM 10-K: ITEM 8 AND 14(a)(2)



                         SHELBOURNE PROPERTIES II, INC.

                             A DELAWARE CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                    I N D E X

                                                                          Page
                                                                         Number
Independent Auditors' Report..............................................F-1

Consolidated financial statements, years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Net Assets and Balance Sheet ...................F-2

Consolidated Statements of Operations and Changes in Net Assets ..........F-3

Consolidated Statements of Equity.........................................F-5

Consolidated Statements of Cash Flows.....................................F-6

Notes to Consolidated Financial Statements................................F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Shelbourne Properties II, Inc.

We have audited the accompanying consolidated statement of net assets (liquidation basis) as of December 31, 2002, and the related consolidated statement of changes in net assets (liquidation basis) for the period October 30, 2002 to December 31, 2002. In addition, we have audited the accompanying consolidated balance sheet of Shelbourne Properties II, Inc. (the "Corporation"), as of December 31, 2001, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2001, and for the period January 1, 2002 to October 29, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the stockholders of the Corporation approved a plan of liquidation on October 29, 2002. As a result the Corporation has changed its basis of accounting from the going concern basis to the liquidation basis effective October 30, 2002.

In our opinion, such consolidated financial statements present fairly, in all material respects (1) the net assets (liquidation basis) of the Corporation and its subsidiaries as of December 31, 2002, (2) the change in their net assets (liquidation basis) and their cash flows (liquidation basis) for the period October 30, 2002 to December 31, 2002, (3) their financial position at December 31, 2001, (4) the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 and for the period January 1, 2002 to October 29, 2002, and (5) the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidation financial statements, because of the inherent uncertainty of valuation when a company is in liquidation, the amounts realizable from the disposition of the remaining assets and the amounts creditors agree to accept in settlement of the obligations due them may differ materially from the amount shown in the accompanying consolidated statement of net assets as of December 31, 2002.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 25, 2003

                         SHELBOURNE PROPERTIES II, INC.


          CONSOLIDATED STATEMENT OF NET ASSETS AS OF DECEMBER 31, 2002
            (LIQUIDATION BASIS) AND CONSOLIDATED BALANCE SHEET AS OF
                     DECEMBER 31, 2001 (GOING CONCERN BASIS)
                      (SEE NOTE 2 - BASIS OF PRESENTATION)


                                                                                      DECEMBER 31,
                                                                    --------------------------------------------------
                                                                            2002                        2001
                                                                    ---------------------      -----------------------
                                                                     Liquidation Basis          Going Concern Basis
                                                                    ---------------------      -----------------------
ASSETS
Real estate, net                                                                $      -                  $41,327,041
Real estate held for sale                                                     17,091,316                            -
Investment in joint ventures                                                  62,344,354                            -
Cash and cash equivalents                                                     10,898,495                   26,011,761
Other assets                                                                     255,246                    3,191,467
Receivables, net                                                                  83,523                      151,706
                                                                    ---------------------      -----------------------

       Total Assets                                                           90,672,934                  $70,681,975
                                                                    ---------------------      -----------------------

LIABILITIES

Accounts payable and accrued expenses                                            691,344                  $ 1,168,273
Note payable                                                                  23,779,343                            -
Reserve for estimated costs during the period of liquidation                   1,600,000                            -

Deferrals of gains on real estate assets and joint ventures                   43,847,675                            -

COMMITMENTS AND CONTINGENCIES (Note 7)

CLASS B Partnership Interests (Note7)                                                  -                            -


CLASS A 5% Preferred Partnership Interests, at liquidation value
   (Note 8)                                                                    1,015,148                            -
                                                                    ---------------------      -----------------------

       Total Liabilities                                                      70,933,510                    1,168,273
                                                                    ---------------------      -----------------------

EQUITY/ NET ASSETS IN LIQUIDATION

Common stock:
     $.01 par value per share; authorized 2,500,000 shares;
     issued 1,237,916 shares; outstanding 894,792 and
     1,237,916 respectively                                                                                    12,379
Additional capital                                                                                         66,329,959
Retained earnings                                                                                           3,171,364
                                                                                               -----------------------

       Total Equity                                                                                        69,513,702
                                                                                               -----------------------

TOTAL LIABILITIES AND EQUITY                                                                             $ 70,681,975
                                                                                               -----------------------

NET ASSETS IN LIQUIDATION                                                   $ 19,739,424
                                                                    ---------------------



        See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.


     CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS FOR THE
        PERIOD OCTOBER 30, 2002 TO DECEMBER 31, 2002 (LIQUIDATION BASIS)
            AND CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD
                     JANUARY 1, 2002 TO OCTOBER 29, 2002 AND
      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (GOING CONCERN BASIS)
                      (SEE NOTE 2 - BASIS OF PRESENTATION)

                                                  PERIOD         PERIOD 1/1/02
                                               10/30/02 TO         TO 10/29/02
                                                12/31/2002          (GOING
                                              (LIQUIDATION          CONCERN               FOR THE YEARS ENDED DECEMBER 31,
                                                  BASIS)             BASIS)              2002           2001          2000
                                                  ------             ------              ----           ----          ----
Rental revenue                                 $   825,439        $ 3,546,822        $ 4,372,261     $11,569,278   $11,545,891

Costs and expenses:
  Operating expenses                                83,248          1,219,910          1,303,158       3,500,423     3,416,212
  Depreciation and amortization                          -          1,249,356          1,249,356       2,096,134     2,003,671
  Asset management fee                              33,333            174,249            207,582       1,342,002     1,171,252
  Transition management fee                              -            208,250            208,250               -             -
  Purchase of advisory agreements                        -         23,049,398         23,049,398               -             -
  Administrative expenses                          688,272          3,798,642          4,486,914       1,032,875     1,028,408
  Property management fee                           21,088            106,911            127,999         357,126       318,629
                                               -----------        -----------        -----------     -----------   -----------
                                                   825,941         29,806,716         30,632,657       8,328,560     7,938,172
                                               -----------        -----------        -----------     -----------   -----------

(Loss) income before equity income
from joint ventures, interest, other
income, and gain on sale of real
estate                                                (502)       (26,259,894)       (26,260,396)      3,240,718     3,607,719

  Equity income from joint ventures                631,300          3,479,303          4,110,603               -             -
  Interest expense                                (193,172)          (851,669)        (1,044,841)              -             -
  Interest income                                   12,056            153,046            165,102         709,913       815,468
  Other income                                           -                549                549          29,576        54,881
  Gain on sale of real estate                    6,760,285                  -          6,760,285       3,207,975             -
                                               -----------        -----------        -----------     -----------   -----------

Net income (loss) from continuing
operations                                       7,209,967        (23,478,665)       (16,268,698)      7,188,182     4,478,068
Net loss from discontinued operations                    -           (304,336)          (304,336)       (338,031)     (374,792)
                                               -----------        -----------        -----------     -----------   -----------
Net income (loss)                                7,209,967        (23,783,001)       (16,573,034)      6,850,151     4,103,276
Preferred dividends                                (32,168)           (32,146)           (64,314)              -             -
                                               -----------       ------------       ------------     -----------   -----------
Net income (loss) available for common
shareholders                                     7,177,799       $(23,815,147)      $(16,637,348)    $ 6,850,151   $ 4,103,276
                                               ===========       ============       ============     ===========   ===========

Net assets at October 29, 2002                  27,831,952
Adjustments to liquidation basis                (2,743,237)
Liquidating distribution - common shares       (12,527,090)
                                              ------------
Net assets at December 31, 2002               $ 19,739,424
                                              ============



        See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.


       CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS FOR THE PERIOD OCTOBER 30, 2002 TO DECEMBER 31, 2002 (LIQUIDATION BASIS)
    AND CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD JANUARY 1, 2002
          TO OCTOBER 29, 2002 AND FOR THE YEARS ENDED DECEMBER 31, 2001
                             AND 2000 CONCERN BASIS)
                                   (CONTINUED)


                                                  PERIOD          PERIOD 1/1/02
                                                10/30/02 TO        TO 10/29/02
                                                12/31/2002          (GOING
                                                (LIQUIDATION        CONCERN           FOR THE YEARS ENDED DECEMBER 31,
                                                  BASIS)            BASIS)          2002            2001           2000
                                                  ------            ------          ----            ----           ----
Earnings (loss) per share -- Basic and
Diluted

Net income (loss) from continuing operations                                       ($17.43)          $5.80         $3.61

Net loss from discontinued operations                                                (0.32)          (0.27)        (0.30)
                                                                                   -------       ---------     ---------

Net income (loss) per common share                                                  (17.75)           5.53          3.31
                                                                                   =======       =========     =========

Weighted average common shares                                                     937,035       1,237,916     1,237,916
                                                                                   =======       =========     =========





        See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                CONSOLIDATED STATEMENTS OF EQUITY FOR THE PERIOD
                      JANUARY 1, 2002 TO OCTOBER 29, 2002
      AND THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (GOING CONCERN BASIS)


                                                 PARTNERS' EQUITY                                  STOCKHOLDERS' EQUITY
                                                 ----------------                                  --------------------
                                              GENERAL        LIMITED                     ADDITIONAL     TREASURY       RETAINED
                                             PARTNERS       PARTNERS     COMMON STOCK     CAPITAL         STOCK        EARNINGS
                                             --------       --------     ------------     -------         -----        --------
       Balance, January 1, 2000             $ 3,059,560   $ 58,112,718    $         -    $         -             -    $         -


       Net income                               205,164      3,898,112              -              -             -              -
                                            -----------   ------------   ------------   ------------  ------------    -----------

       Balance, December 31, 2000             3,264,724     62,010,830              -              -             -              -

       Net income through April 17, 2001         51,439      1,015,345              -              -             -              -

       Conversion of Partnership to REIT     (3,316,163)   (63,026,175)        12,379     66,329,959             -              -

       Net income after conversion                    -             -               -              -             -      5,783,367

       Distributions ($2.11 per share)                -             -               -              -             -     (2,612,003)
                                            -----------   ------------   ------------   ------------  ------------    -----------
       Balance, December 31, 2001                     -             -         12,379      66,329,959             -      3,171,364

       Net loss                                       -              -              -              -             -    (23,783,001)

       Purchase of treasury stock                     -              -              -              -   (17,866,603)             -

       Dividends paid-Preferred                       -              -              -              -             -        (32,146)
                                            -----------   ------------   ------------   ------------  ------------    -----------
       Balance, October 29, 2002            $         -    $         -    $    12,379   $ 66,329,959  $(17,866,603)  $(20,643,783)
                                            ===========   ============   ============   ============  ============    ===========





                                                       TOTAL
                                                       -----
       Balance, January 1, 2000                       $  61,172,278


       Net income                                         4,103,276
                                                      -------------

       Balance, December 31, 2000                        65,275,554

       Net income through April 17, 2001                  1,066,784

       Conversion of Partnership to REIT                          -

       Net income after conversion                        5,783,367

       Distributions ($2.11 per share)                   (2,612,003)
                                                      -------------
       Balance, December 31, 2001                        69,513,702

       Net loss                                         (23,783,001)

       Purchase of treasury stock                       (17,866,603)

       Dividends paid-Preferred                             (32,146)
                                                      -------------
       Balance, October 29, 2002                      $  27,831,952
                                                      =============



        See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.


     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS OCTOBER 30, 2002
TO DECEMBER 31, 2002 (LIQUIDATION BASIS) AND JANUARY 1, 2002 TO OCTOBER 29, 2002
    AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (GOING CONCERN BASIS)


                                                             PERIOD       PERIOD 1/1/02
                                                          10/30/02 TO      TO 10/29/02
                                                           12/31/2002        (GOING
                                                          (LIQUIDATION       CONCERN           FOR THE YEARS ENDED DECEMBER 31,
                                                              BASIS)          BASIS)          2002           2001           2000
                                                          ------------        ------        --------       --------       --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ 7,209,967     $(23,783,001)   $(16,573,034)  $  6,850,151   $ 4,103,276
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                                    -        1,249,356       1,249,356      2,096,134     2,003,742
   Straight line adjustment for stepped lease rentals               -           15,567          15,567        243,063       (89,564)
   Change in bad debt reserve                                  38,139          (34,146)          3,993              -             -
   Purchase of advisory agreement                                   -       23,049,398      23,049,398              -             -
   Distributions in excess of income from joint
     ventures                                                 768,829        6,209,542       6,978,371              -             -
   Gain on sale                                            (6,760,285)               -      (6,760,285)    (3,207,975)            -
   Loss from discontinued operations                                -          304,336         304,336        338,031       374,792

Changes in operating assets and liabilities:
   Accounts payable and accrued expenses                      168,989         (113,213)         55,776       (165,410)     (274,977)
   Receivables                                                (52,560)          77,159          24,599        (46,207)      (52,052)
   Due to affiliates                                                -                -               -       (512,473)       45,945
   Other assets                                                62,881       (1,342,102)     (1,279,221)      (509,974)     (365,206)
                                                          -----------     ------------    ------------   ------------   -----------
   Net cash provided by operating activities                1,435,960        5,632,896       7,068,856      5,085,340     5,745,956
                                                          -----------     ------------    ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES-
Discontinued operations                                             -         (458,584)       (458,584)      (242,880)     (360,408)
Improvements to real estate                                   (50,063)        (478,907)       (528,970)    (1,705,797)     (453,951)
Proceeds from sale of Commonwealth                                  -                -               -      7,879,568             -
Proceeds from sale of Sutton Square                        16,456,646                -      16,456,646              -             -
                                                          -----------     ------------    ------------   ------------   -----------
Net cash provided by (used in) investing activities        16,406,583         (937,491)     15,469,092      5,930,891      (814,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                          -      (17,866,603)    (17,866,603)             -             -
Proceeds from note payable                                          -       29,779,343      29,779,343              -             -
Paydown of note payable                                    (6,000,000)               -      (6,000,000)             -             -
Dividends - Common and Preferred                          (12,591,404)               -     (12,591,404)    (2,612,003)            -
Payoff of note payable                                              -      (22,034,250)    (22,034,250)             -             -
                                                          -----------     ------------    ------------   ------------   -----------
Net cash used in financing activities                     (18,591,404)     (10,121,510)    (28,712,914)    (2,612,003)            -
                                                          -----------     ------------    ------------   ------------   -----------
(Decrease) increase in cash and cash equivalents             (748,861)      (5,426,105)     (6,174,966)     8,404,228     4,931,597
                                                          -----------     ------------    ------------   ------------   -----------
Cash and cash equivalents, beginning of period             11,647,356       26,011,761      26,011,761     17,607,533    12,675,936
Cash and cash equivalents related to investments in
 joint ventures                                                     -       (8,938,300)     (8,938,300)             -             -
                                                          -----------     ------------    ------------   ------------   -----------
Adjusted cash and cash equivalents, beginning of period    11,647,356       17,073,461      17,073,461     17,607,533    12,675,936
                                                          -----------     ------------    ------------   ------------   -----------
Cash and cash equivalents, end of period                  $10,898,495     $ 11,647,356    $ 10,898,495   $ 26,011,761   $17,607,533
                                                          ===========     ============    ============   ============   ===========
Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                    $   193,172     $    851,669    $  1,044,841   $          -   $         -
                                                          ===========     ============    ============   ============   ===========

        See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Shelbourne Properties II, Inc., a Delaware corporation (the "Corporation") was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties II L.P., a Delaware limited partnership (the "Operating Partnership", and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger High Equity Partners, Series 86 (the "Predecessor Partnership").

         In August 2002, the Board of Directors adopted a Plan of Liquidation (the "Plan of Liquidation") and directed that the Plan of Liquidation be submitted to the Corporation's stockholders for approval. The stockholders of the Corporation approved the Plan of Liquidation at a Special Meeting of Stockholders held on October 29, 2002. The Plan of Liquidation contemplates the orderly sale of all of the Corporation's assets for cash or such other form of consideration as may be conveniently distributed to the Corporation's stockholders and the payment of (or provision for) the Corporation's liabilities and expenses, as well as the establishment of a reserve to fund the Corporation's contingent liabilities. The Plan of Liquidation gives the Corporation's Board of Directors the power to sell any and all of the assets of the Corporation without further approval by the stockholders.

         The Corporation currently expects that the liquidation will be substantially completed not later than October 29, 2004, although there can be no assurance in this regard. As a result, it is currently anticipated that not later than October 29, 2004 any then remaining assets and liabilities will be transferred to a liquidating trust. With the transfer to a liquidating trust, the liquidation will be completed for federal and state income tax purposes, although one or more distributions of the remaining cash and net proceeds from future asset sales may occur subsequent to the establishment of a liquidating trust.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as determined by independent appraisals or other indications of sales values. The valuations for other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of December 31, 2002. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

         The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Operating Partnership and Shelbourne Properties II GP LLC, the general partner of the Operating Partnership and a wholly owned subsidiary of the Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

         As a result of the Operating Partnership incurring debt, the Corporation is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis. The Corporation must instead utilize the equity method of accounting. As required, the Corporation's consolidated statements of operations reflect the equity method of accounting subsequent to January 1, 2002, and pro-rata consolidation prior to that date (see Investments in Joint Ventures below).

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

         amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS

         The Corporation considers all short-term investments that have original maturities of three months or less from the date of acquisition to be cash equivalents.

         ACCOUNTS RECEIVABLE

         Accounts Receivable are stated net of allowance for doubtful accounts of $92,693 and $105,200 as of December 31, 2002 and December 31, 2001,
         respectively.

         REVENUE RECOGNITION

         Prior to the adoption of the liquidation basis of accounting, base rents were recognized on a straight-line basis over the terms of the related leases. Subsequent to the adoption of the liquidation basis of accounting, the amount of the previously deferred straight-line rent was grouped with real estate for purposes of comparing such balances to their net realizable value and, if such amounts when aggregated with real estate exceeded the net realizable value, the amount of the excess was included in the write-off of other assets as part of the adjustment to the liquidation basis of accounting. At October 29, 2002 approximately $299,737 of deferred straight-line rent was included in other assets that was subsequently grouped with real estate with no write-off required.

         Percentage rents charged to retail tenants based on sales volume are recognized when earned. Pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and the Emerging Issues Task Force's consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods," the Corporation defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

         INVESTMENTS IN JOINT VENTURES

         Certain properties are owned in joint ventures with Shelbourne Properties I L.P. and/or Shelbourne Properties III L.P. Prior to April 30, 2002, the Corporation owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, for periods prior to April 30, 2002, the Corporation's consolidated financial statements had presented the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Corporation's percentage of ownership.

         After April 30, 2002, as a result of the Operating Partnership's incurring debt in connection with entering into the Credit Facility discussed in Note 6, the Corporation was no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting. Accordingly, the Corporation's consolidated balance sheet at December 31, 2002 and the Corporation's consolidated statements of operations commencing January 1, 2002 reflect the equity method of accounting.

         If the change to equity accounting had been reflected upon the December 31, 2001 consolidated balance sheet, the changes would have been to reduce real estate by $16.3 million, cash and cash equivalents by

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

         $8.9 million, receivables by $0.1 million, accounts payable and accrued expenses by $0.5 million and to increase other assets by $6.1 million and investment in joint ventures by $18.7 million.

         REAL ESTATE

         Subsequent to the adoption of the liquidation basis of accounting, real estate assets were adjusted to their net realizable value and classified as real estate held for sale. Additionally, the Corporation suspended recording any further depreciation expense.

         Prior to the adoption of the liquidation basis of accounting, real estate was carried at cost, net of adjustments for impairment. The Corporation evaluated the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictated. If there was an indication that the carrying amount of a property might not be recoverable, the Corporation prepared an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. Impairment write-downs recorded by the Predecessor Partnership did not affect the tax basis of the assets and were not included in the determination of taxable income or loss.

         Repairs and maintenance are charged to expense as incurred. Replacements and betterments are capitalized.

         REAL  ESTATE  HELD  FOR  SALE  AND   ADJUSTMENTS  TO
         LIQUIDATION BASIS OF ACCOUNTING

         On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of investments in joint ventures and real estate held for sale is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures of approximately $4,257,000 anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of December 31, 2002. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated. The net adjustment at October 30, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting totaled $2,743,237, which is included in the consolidated statement of changes in net assets (liquidation basis) for the period October 30, 2002 to December 31, 2002. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

         Increase to reflect estimated net realizable values of certain real estate properties        $   8,628,174
         Deferral of appreciated gain and incentive fee on real estate properties                        (8,628,174)
         Write-off of other assets                                                                         (250,638)
         Increase to reflect net realizable value of investments in joint ventures                       41,979,786
         Deferral of appreciated gain and incentive fee on investments in joint ventures                (41,979,786)
         Reserve for additional costs associated with liquidation                                        (1,600,000)
         Write-off of deferred debt costs                                                                  (892,599)
                                                                                                     ----------------
         Adjustment to reflect the change to liquidation basis of accounting                          $  (2,743,237)
                                                                                                     ================

         Adjusting assets to estimated net realizable value resulted in the adjustment in value of certain real estate properties. The anticipated gains associated with the adjustment in value of these real estate properties have been deferred until such time as a sale occurs. The write-down of other assets included amounts for unamortized lease commissions and straight-line rent which resulted in a write-off of $250,638.

         On December 20, 2002, the Operating Partnership sold the Sutton Square Shopping Center for $16,750,000, recognizing $6,760,285 of deferred gain.

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

         TREASURY STOCK

         Treasury stock was stated at cost.

         DEPRECIATION AND AMORTIZATION

         Upon the adoption of the liquidation basis of accounting, deferred loan fees of $892,599 were written off to reflect the balances at their net realizable value. Direct lease costs associated with the real estate were grouped with real estate for purposes of comparing carrying amounts to their net realizable value, and if such amounts when aggregated with real estate exceeded the net realizable value, these costs were written off.

         Prior to the Corporation adopting the liquidation basis of accounting, depreciation was computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represented the initial cost of the properties to the Company plus acquisition and closing costs less impairment adjustments. Tenant improvements, leasing costs and deferred loan fees were amortized over the applicable lease term.

         FINANCIAL INSTRUMENTS

         The carrying values reflected in the consolidated statements of net assets at December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, other assets, receivables, accounts payable, accrued expenses and note payable. Additionally, as the Corporation currently expects that the liquidation will be substantially completed not later than October 2004, the net realizable value of notes payable approximates the fair value. In making such assessment, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.

         RESERVE  FOR  ESTIMATED  COSTS  DURING  THE PERIOD OF
         LIQUIDATION

         Under liquidation accounting, the Corporation is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining agents and trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period. Such costs do not include costs incurred in connection with ordinary operations.

         INCOME TAXES

         The Corporation is operating with the intention of qualifying as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

         The Corporation paid to stockholders an amount greater than its taxable income; therefore, no provision for federal income taxes is required. For federal income tax purposes, the cash dividends distributed to stockholders are characterized as follows:

                                                2002              2001
                                                ----              ----
         Liquidating Distribution               100%                -
         Ordinary Income                          -                54%
         Return of Capital                        -                46%
                                                ----              ----
                  Total                         100%              100%

         Prior to the conversion to a REIT, no provision had been made for federal, state and local income taxes since they were the personal responsibility of the partners. A final tax return and K-1's were issued for the short tax year ended April 17, 2001.

         Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of rental income and depreciation. As a result of these differences, impairment of long-lived assets and the initial write off of organization costs for book purposes, the tax basis of the Corporation's net assets exceeds its book value by $61,206,115 and $38,594,489 at December 31, 2002 and 2001, respectively.

         AMOUNTS PER SHARE

         Basic earnings (loss) per share is computed based on weighted average common shares outstanding during the period. The number of limited partnership units outstanding prior to the conversion was restated to reflect the effects of the conversion.

         DISTRIBUTIONS PER SHARE

         On November 5, 2002, the Board of Directors declared a dividend of $14.00 per share. The dividend was subsequently paid on November 21, 2002 to all stockholders of record as of November 15, 2002.

         On December 7, 2001 the Board of Directors declared a dividend of $2.11 per share. The dividend was subsequently paid on December 21, 2001 to all stockholders of record as of December 17, 2001.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement did not have a material affect on the financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements will be effective for fiscal years beginning after May 15, 2002. This statement will not have a material effect on the Corporation's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

         are effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Corporation's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interest in variable interest entities created after January 31, 2003, and the Corporation will need to apply its provisions to any existing variable interest in variable interest entities by no later than December 21, 2004. The Corporation does not expect that this will have an impact on the Corporation's consolidated financial statements.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         During the years ended December 31, 2000, 2001 and 2002, as in prior years, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to (i) the Predecessor Partnership by affiliates of the general partners of the Predecessor Partnership's (the "Predecessor General Partners") and (ii) the Company by affiliates of the Company.

         ASSET MANAGEMENT SERVICES

         Pursuant to the terms of the Predecessor Partnership's partnership agreement and, after April 17, 2001, the terms of the Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), the Corporation was obligated to pay for Asset Management Services an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year. In addition, the Corporation was obligated to
         (i) pay $200,000 for non-accountable expenses and (ii) reimburse the Predecessor General Partners or the Shelbourne Management, as the case may be, for expenses incurred in connection with the performance of its services. Effective February 14, 2002, in connection with the Transaction (as described below), the fee for providing Asset Management Services was reduced to $333,333 per annum. Effective October 1, 2002, as provided for in the Plan of Liquidation, the fee for providing Asset Management Services was further reduced to $200,000 per annum.

         Asset Management Services were provided to the Corporation during the years ended December 31, 2000, 2001 and 2002 as follows:

         o During the year ended December 31, 2000 and from January 1, 2001 to April 17, 2001, by Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Predecessor General Partners.

         o Effective April 17, 2001 through February 13, 2002, pursuant to the terms of the Advisory Agreement, by Shelbourne Management.

         o    Effective February 14, 2002 through September 30, 2002, by PCIC.

         o Effective October 1, 2002, as contemplated by the Plan of Liquidation, by Kestrel.

         In each case, at the time that Resources Supervisory, Shelbourne Management, PCIC and Kestrel provided the Asset Management Services, such entities were affiliates of the Corporation.

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         PROPERTY MANAGEMENT SERVICES

         As with the Asset Management Services, the Predecessor Partnership and the Operating Partnership have contracted with affiliates to provide Property Management Services pursuant to agreements that provide for a fee of up to 6% of property revenue. For the period from January 1, 2000 through September 30, 2000, Resources Supervisory provided the Property Management Services. Effective October 1, 2000, Kestrel began providing Property Management Services.

         The following table summarizes the amounts paid to affiliates for Asset Management Fees, Property Management Fees and expense reimbursements for the twelve-month periods ended December 31, 2002, 2001 and 2000.

         YEAR ENDED DECEMBER 31, 2000

                                             Resources       Shelbourne
                                            Supervisory      Management          PCIC           Kestrel
                                            -----------      ----------          ----           -------
         Expense Reimbursement              $  200,000       $     -            $     -        $       -
         Asset Management Fee                1,171,252             -                  -                -
         Transition Management Fee                   -             -                  -                -
         Property Management Fees           $  254,820       $     -            $     -        $  95,844


         YEAR ENDED DECEMBER 31, 2001

                                             Resources       Shelbourne
                                            Supervisory      Management          PCIC           Kestrel
                                            -----------      ----------          ----           -------
         Expense Reimbursement              $   59,444       $  140,556         $     -        $       -
         Asset Management Fee                  394,808          947,194               -                -
         Transition Management Fee                   -                -               -                -
         Property Management Fees           $        -       $        -         $     -        $ 369,139


         YEAR ENDED DECEMBER 31, 2002

                                             Resources       Shelbourne
                                            Supervisory      Management          PCIC           Kestrel
                                            -----------      ----------          ----           -------
         Expense Reimbursement               $     -          $  25,000         $     -        $       -
         Asset Management Fee                      -            157,582               -           50,000
         Transition Management Fee                 -                  -         208,250                -
         Property Management Fees            $     -          $       -         $     -        $ 366,524


         ALLOCATION OF NET INCOME OF PREDECESSOR PARTNERSHIP/DIVIDENDS BY THE CORPORATION

         Prior to April 17, 2001, the Predecessor General Partners were allocated 5% of the net income of the Predecessor Partnership that amounted to $205,164 in 2000.

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       CONFLICTS OF INTEREST AND  TRANSACTIONS  WITH RELATED (CONTINUED)

         Dividends payable to affiliates for the years ended December 31, 2001 and 2002 on account of shares of common stock owned are as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                         2002          2001
                                                       --------      -------

         Presidio Capital Investment Company LLC      $        -     $ 723,992
         HX Investors, L.P.                            5,194,168        86,299

         THE TRANSACTION

         On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Corporation purchased the 343,124 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $17,866,603 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and a note in the amount of $22,034,250. This note was satisfied in April 2002 from the proceeds of the Credit Facility.

4.       REAL ESTATE

         The following table is a summary of the Corporation's real estate as of:

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                        2002                         2001
                                                 LIQUIDATION BASIS            GOING CONCERN BASIS
                                                 ----------------------    -----------------------
             Real estate held for sale              $17,091,316                  $     -
             Land                                        -                         9,636,715
             Buildings and improvements                  -                        57,034,945
                                                 ----------------------    -----------------------
                                                     17,091,316                   66,671,660
             Less:  Accumulated depreciation             -                       (25,344,619)
                                                 ----------------------    -----------------------
                                                    $17,091,316                  $41,327,041
                                                 ======================    =======================


         On December 6, 2001, Commonwealth Industrial Park was sold for $8,200,000. After all the expenses, prorations, adjustments, and settlement charges, the Partnership received $7,879,568 in net proceeds. The Corporation realized a gain on sale of $3,207,975. The REIT realized a tax loss on sale of $1,421,228.

         On December 20, 2002, the Corporation sold Sutton Square Shopping Center for $16,750,000. The Corporation received $10,393,025 in net proceeds after the required pay down of the note payable described in
         Note 6 of $6,000,000, expenses, and settlement charges. The Corporation realized an accounting gain on sale of approximately $6,760,000 and a tax gain of approximately $7,373,000.

         On February 28, 2003, Melrose Crossing I, was sold to an unaffiliated third party for a gross purchase price of $3,247,200. Net proceeds, after closing costs and adjustments, from the sale were approximately $2,900,000. Operations of Melrose Crossing I have been reclassified as discontinued operations on the statement of operations prior to October 29, 2002.

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       REAL ESTATE (CONTINUED)

         The following is a summary of the Corporation's share of anticipated future receipts under noncancellable leases for real estate held for sale:

                       2003          2004           2005          2006          2007        THEREAFTER     TOTAL
                       ----          ----           ----          ----          ----        ----------     -----
        Total       $2,252,045    $1,710,865    $1,556,049     $1,393,640    $1,010,734       $99,814    $8,023,147
                    ==========    ==========    ==========     ==========    ==========       =======    ==========

         At December 31, 2002, all wholly owned properties were except for Melrose Crossing were pledged as collateral for the credit facility described in Note 6.

5.       INVESTMENT IN JOINT VENTURES

         The Corporation invests in four joint ventures, (568 Broadway, Century Park, Seattle Landmark and Tri-Columbus) which were historically accounted for on a pro-rata consolidation basis.

         Effective January 1, 2002, as a result of the Corporation incurring debt during 2002, the Corporation was no longer permitted under generally accepted accounting principles to account for its investments in joint ventures on a pro-rata consolidation basis. The Corporation must instead utilize the equity method of accounting. Accordingly, the Corporation's consolidated balance sheet at December 31, 2002 and the Corporation's consolidated statement of operations commencing January 1, 2002 reflect the equity method of accounting.

         On October 30, 2002, the Corporation adopted the liquidation basis of accounting. Subsequent to the adoption of the liquidation basis of accounting, the investments in joint ventures were adjusted to their net realizable value based on current contracts, estimates as determined by independent appraisals or other indications of sales value.

         On October 31, 2002, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 38.925% interest, entered into a contract to sell its property located at 568 Broadway, New York, New York for a gross price of $87,500,000. At December 31, 2002, a non-refundable deposit of $7,000,000 was being held by the joint venture until the sale of the property was completed. The property was sold on February 28, 2003. In connection with the sale, the buyer assumed a $10,000,000 loan obligation secured by the property and paid the balance of the remaining purchase price in cash.

         At December 31, 2002, all the investments in joint ventures were pledged as collateral for the note payable described in Note 6.

6.       CREDIT FACILITY

         On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (referred to as the "Credit Facility" or the "Note Payable"). The Credit Facility was satisfied on February 20, 2003. (See note 9 below.) The Credit Facility had a term of three years and was prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,073 under the Credit Facility. The Company's share of the proceeds amounted to $29,779,343 of which $22,034,250 was used to repay the note issued in the Transaction, $215,768 to pay associated accrued interest and $840,624 to pay costs associated with the Credit Facility. The excess proceeds of approximately $6,688,701 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 1.5% for the portion of the Note Payable secured by mortgages on certain real properties (Conversion rate), (ii) LIBOR plus 2.5% for the portion of the Note Payable secured by a pledge

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       CREDIT FACILITY (CONTINUED)

         of partnership interests (LIBOR rate) or (iii) the greater of (a) agent's prime rate or (b) the federal funds rate plus 1.5% (Base rate). The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility. Such fee paid during the term of the Credit Facility was $1,392. Interest was payable monthly in arrears. The average interest rate at December 31, 2002 was approximately 3.8%.

         The Credit Facility was secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Companies and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Company were security for the Credit Facility, except for its two real properties located in Illinois.

         Under the terms of the Credit Facility, the Companies could sell the pledged property only if certain conditions were met. If properties were sold, the Companies were required to pay a fixed release price to the lender except in the case of core properties, which included, with respect to properties in which the Company held an interest, as 568 Broadway, Century Park and Seattle Tower, in which case the Companies were required to pay the lender the greater of the net proceeds or the release amount. On December 20, 2002, in connection with the Company selling Sutton Square, the Credit Facility was paid down $6,000,000 out of sales proceeds. In addition, the Companies were required to maintain certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that might result in a change of control (as defined under the Credit Facility).

         The Companies were jointly and severally liable under the Credit Facility but had entered into a Contribution and Cross-Indemnification Agreement.

7.       CLASS B PARTNERSHIP INTERESTS

         Under the Plan of Liquidation which has been approved by the Corporation's Board of Directors and stockholders, HX Investors is entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $66.25 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% per annum (the "Priority Return"). On August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. After giving effect to dividends paid from August 19, 2002 to March 24, 2003, the remaining unpaid per share Priority Return is $9.66.

8.       CLASS A 5% PREFERRED PARTNERSHIP INTERESTS

         In connection with the Transaction, the Operating Partnership issued to Shelbourne Management 1,015.148 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitled the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($1,015,148). In addition, upon the liquidation of the Operating Partnership, each Class A Unit was entitled to a liquidation preference of $1,000 per unit. The Class A Units are not convertible into common units of the Operating Partnership or shares in the Corporation and the holders of the Class A Units do not have voting rights except in limited circumstances. Although the holders of the Class A Units do not have redemption rights, pursuant to the terms of the Purchase and Contribution Agreement entered into in connection with the Transaction, Shelbourne Management had the right to cause the Operating Partnership to reacquire the Class A Units upon the occurrence of certain events including, without limitation, if the

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       CLASS A 5% PREFERRED PARTNERSHIP INTERESTS (CONTINUED)

         aggregate assets of the Companies is below approximately $75 million or the outstanding debt under which the Companies are obligated is less than $55 million, for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which was equal to approximately $6,605,000 at December 31, 2002 and declines each February 13, May 13, August 13 and November 13 until it reaches zero on May 13, 2007. Subsequent to year end, the terms of the Class A Units were modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units could cause the Operating Partnership to purchase the Class A Units at a premium.

         In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors 42% of the amounts paid to Shelbourne Management with respect to the Class A units.

9.       CHANGE IN CONTROL

         On July 1, 2002, the Companies entered into a settlement agreement with respect to certain outstanding litigation involving the Companies. In connection with the settlement, the Corporation entered into a stock purchase agreement (the "Stock Purchase Agreement") with HX Investors and Exeter Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the owner of approximately 12% of the outstanding common stock of the Corporation, agreed to conduct a tender offer for up to an additional 30% of the Corporation's outstanding stock at a price per share of $62.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

         Pursuant to the Stock Purchase Agreement, the Board of Directors of the Corporation approved a plan of liquidation for the Corporation (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval. HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation. Under the Plan of Liquidation, HX Investors was to receive an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $66.25 per share was made to the stockholders of the Corporation.

         Subsequently, on July 29, 2002, Longacre Corp. ("Longacre") commenced a lawsuit individually and derivatively against the Corporation, Shelbourne Properties I, Inc., Shelbourne Properties III, Inc., their boards, HX Investors, and Exeter seeking preliminary and permanent injunctive relief and monetary damages based on purported violations of the securities laws and mismanagement related to the tender offer by HX Investors, the Stock Purchase Agreement, and the Plan of Liquidation. The suit was filed in federal court in New York, New York. On August 1, 2002, the court denied Longacre's motion for a preliminary injunction, and, on September 30, 2002, the court dismissed the lawsuit at the request of Longacre.

         Contemporaneous with filing its July 29, 2002 lawsuit, Longacre publicly announced that its related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Corporation as were tendered for under the HX Investors Offer, at a price per share of $68.20. Over the course of the next several days, Longacre and HX Investors submitted competing proposals to the board of directors of the Corporation and made those proposals public. On August 4, 2002, Longacre notified the Corporation that it was no longer interested in proceeding with its proposed offer.

         On August 5, 2002, the Corporation entered into an amendment to the Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $62.00 to $73.85. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $66.25 per share priority return to stockholders of the Corporation (the "Incentive Fee"), and included certain corporate governance provisions.

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       CHANGE IN CONTROL (CONTINUED)

         On August 16, 2002, the HX Investors offer expired and HX Investors acquired 268,444 shares representing 30% of the outstanding shares.

         On August 19, 2002, as contemplated by the Stock Purchase Agreement, the existing Board of Directors and executive officer of the Corporation resigned and the Board was reconstituted to consist of six members, four of whom are independent directors. In addition, new executive officers were appointed.

         Also on August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of the Corporation of Class B Units to HX Investors which Class B Units provide distribution rights consistent with the intent and financial terms of the incentive payment provided for in the Stock Purchase Agreement described above and which distributions are payable only in the event that the Plan of Liquidation was adopted. On August 19, 2002, the Operating Partnership issued the Class B Units to HX Investors in full satisfaction of the Incentive Fee payment otherwise required under the Plan of Liquidation.

10.      SUBSEQUENT EVENTS


         On January 13, 2003, the Board of Directors declared a dividend of $12,974,484 ($14.50 per share). The dividend was paid on January 31, 2003 to stockholders of record at the close of business on January 23, 2003.

         On January 15, 2003, a joint venture owned by the Operating Partnership and the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties triple net leased to an affiliate of Accor SA. The cash purchase price, which was provided from working capital, was approximately $2,700,000, of which approximately $878,000, $1,096,000 and $726,000 was paid by Shelbourne Properties I, Inc., the Corporation and Shelbourne Properties III, Inc., respectively. The properties are also subject to existing mortgage indebtedness in the current principal amount of approximately $74,220,000.

         The Companies formed the joint venture and acquired the interest in the new properties in order to facilitate the disposition of the other properties of the Companies and the distribution to stockholders of the sales proceeds in accordance with the Plan of Liquidation. Prior to the acquisition of the Accor S.A. properties, he holder of the Class A Units had the right to cause the Operating Partnerships to purchase the Class A Units at a substantial premium to their liquidation value (at the time of the acquisition, a premium of approximately $6,605,000 in the case of the Operating Partnership and approximately $16,265,000 for all three operating partnerships) unless the operating partnerships maintained at least approximately $54,200,000 of aggregate indebtedness ($22,026,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($30,400,000 in the case of the Operating Partnership). These requirements significantly impaired the ability of the Corporation to sell its properties and make distributions in accordance with the Plan of Liquidation. In lieu of these requirements, the operating partnerships agreed to acquire the Accor S.A. properties for the benefit of the holder of the Class A Units. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the operating partnerships to purchase the Class A Units at the premium described above. The terms of the Class A Units were also modified to eliminate the $2,500,000 aggregate liquidation preferences to which the holder of the Class A Units was previously entitled ($1,015,148 in the case of the Operating Partnership).

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SUBSEQUENT EVENTS (CONTINUED)

         The holder of the Class A Units has the right to require the operating partnerships to acquire other properties for its benefit at an aggregate cash cost to the operating partnerships of $2,500,00 (approximately $1,015,000 of which would be paid by the Operating Partnership). In that event the Accor S.A. properties would not be held for the benefit of the holder of the Class A Preferred Units and would be disposed of as part of the liquidation of the Companies.

         On January 31, 2003, the Hilliard, Ohio property was sold to an unaffiliated third party for a gross sale price of $4,600,000. After satisfying the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $2,063,500, $426,330 of which is attributable to the Company's interest.

         On February 20, 2003, in a transaction further designed to provide flexibility to the Companies in implementing their respective plans of liquidation and enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% or Fleet's prime rate (but not less than 5%) plus 100 basis points. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

         The Loan is secured by mortgages on certain real properties owned directly and indirectly by the operating partnerships. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other Operating Partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the proceeds of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249.

         On February 28, 2003, 568 Broadway Joint Venture, a partnership in which the Operating Partnership indirectly holds a 38.925% interest, sold its property located in New York, New York for a gross purchase price of $87,500,000. The property was sold to 568 Broadway Holding LLC. After assumption of the debt encumbering the property ($10,000,000), closing adjustments and other closing costs, net proceeds were approximately $73,000,000 approximately $28,415,250 of which was allocated to the Operating Partnership.

         Also on February 28, 2003, the Operating Partnership sold its properties located in Melrose Park, Illinois for a gross purchase price of $3,247,200. The property was sold to Antonio Francesco Ingraffia, as trustee of the Antonio Francesco Ingraffia Living Trust, under Trust Agreement dated April 29, 1993, as to an undivided 1/2 interest and Domenico Gambino, as trustee of the Domenico Gambino Living Trust, under Trust Agreement dated April 28, 1993, as to an undivided 1/2 interest. After closing adjustments and other closing costs, net proceeds were approximately $2,900,000.

         On February 28, 2003, the Board of Directors declared a dividend of $30.00 per share payable on March 18, 2003 to holders of record on March 10, 2003. The dividend was made from proceeds from the Fleet Loan and sales of the New York, New York property and the Melrose Park, Illinois property, as well as cash reserves.

                         SHELBOURNE PROPERTIES II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      QUARTERLY DATA

         The following table presents unaudited financial data by quarter for the years ended December 31, 2002 and 2001. Periods prior to October 30, 2002 were on a going concern basis, liquidation basis was used thereafter.

                                                                                   Income (Loss) Available to
                                                     Income (Loss) Available to      Common Stockholders Per
                                Total Revenues           Common Stockholders                  Share
                              --------------------- ------------------------------ ----------------------------
         Year 2002 Total          $4,773,826                   $(16,637,348)                 ($14.50)
         4th Quarter 2002          1,205,150                      7,431,805                     8.31
         3rd Quarter 2002          1,123,912                        216,821                     0.24
         2nd Quarter 2002          1,244,039                     (1,506,221)                   (1.68)
         1st Quarter 2002          1,200,725                    (22,779,753)                  (21.37)

         Year 2001 Total         $11,569,278                    $ 6,850,151                   $ 5.53
         4th Quarter 2001          2,738,465                      4,000,908                     3.23
         3rd Quarter 2001          2,924,694                      1,024,223                     0.83
         2nd Quarter 2001          2,921,797                        932,344                     0.75
         1st Quarter 2001          2,984,322                        892,676                     0.72