Form 10-Q
period 2003-03-31
SHELBOURNE PROPERTIES II INC
filed 2003-05-15
CIK 1106037

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                                 --------------

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

                                  Yes [X]       No [ ]

Indicated by check whether registrant is an accelerated filer (as identified in
Rule 12b-2 of the Exchange Act).  Yes [ ]       No [X]

         As of May 12, 2003, there were 894,792 shares of common stock outstanding.

================================================================================

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


                                      INDEX

                                                                            Page
                                                                            ----
Part I.   Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Net Assets (Liquidation Basis) for
          March 31, 2003 and December 31, 2002...............................  3

          Consolidated Statement of Operations and Changes in Net Assets (Liquidation Basis) for the Three Months Ended March 31, 2003 and Consolidated Statement Operations (Going Concern) for the
          Three Months Ended March 31, 2002 (Restated).......................  4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2003 (Liquidation Basis) and
          the Three Months Ended March 31, 2002 (Going Concern) (Restated)...  5

          Notes to Consolidated Financial Statements.........................  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 16

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.......... 22

Item 4.   Controls and Procedures............................................ 22



Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K................................... 23

Signatures................................................................... 24

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

            CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                  March 31, 2003   December 31, 2002
                                                                  --------------   -----------------
                                                                   (Unaudited)
ASSETS

Real estate held for sale                                           $13,985,882        $17,091,316
Investments in joint ventures                                        29,365,829         62,344,354
Cash and cash equivalents, of which $2,641,114 is restricted
     cash at March 31, 2003                                           5,026,437         10,898,495
Other assets                                                            120,226            255,246
Receivables, net                                                        108,635             83,523
                                                                    -----------        -----------

Total Assets                                                         48,607,009         90,672,934
                                                                    -----------        -----------

LIABILITIES

Accounts payable and accrued expenses                                 1,373,082            691,344
Note payable                                                         22,081,542         23,779,343
Reserve for estimated costs during the period of liquidation          1,086,209          1,600,000
Deferral on gains on real estate assets and joint ventures           16,340,932         43,847,675

COMMITMENTS AND CONTINGENCIES (Notes 8, 10)

CLASS B Partnership Interests                                                 -                  -

CLASS A 5% Preferred Partnership Interests, at liquidation value              -          1,015,148
                                                                    -----------        -----------

Total Liabilities                                                    40,881,765         70,933,510
                                                                    -----------        -----------

NET ASSETS IN LIQUIDATION                                           $ 7,725,244        $19,739,424
                                                                    ===========        ===========






                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

         CONSOLIDATED STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS
        FOR THE THREE MONTHS ENDED MARCH 31, 2003 (LIQUIDATION BASIS) AND
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                               -----------------------------
                                                                                   2003             2002
                                                                               ------------     ------------
                                                                                                 (Restated-
                                                                                                 see note 2)

Rental Revenues                                                                $    779,401     $  1,200,724
                                                                               ------------     ------------

Costs and Expenses

     Operating expenses                                                             719,419          441,984
     Depreciation and amortization                                                        -          297,665
     Asset management fee                                                            50,000          157,582
     Transition management fees                                                           -           41,650
     Purchase of advisory agreements                                                      -       23,049,398
     Administrative expenses                                                        228,725          877,392
     Property management fee                                                         19,662           32,984
                                                                               ------------     ------------
                                                                                  1,017,806       24,898,655
                                                                               ------------     ------------

Loss before equity income from joint ventures, gain on sale of real estate,
interest and other income                                                          (238,405)     (23,697,931)

     Equity income from joint ventures                                           27,408,546          994,357
     Gain on sale of real estate                                                    846,203                -
     Interest expense                                                              (223,282)        (127,757)
     Interest income                                                                 23,691           51,030
     Other income                                                                         -              548
                                                                               ------------     ------------

Net income (loss)                                                                27,816,753      (22,779,753)
Preferred dividends                                                                 (12,689)          (6,345)
                                                                               ------------     ------------

Net income (loss) available for common shares                                    27,804,064     $(22,786,098)
                                                                                                ============

Net assets at January 1, 2003                                                    19,739,424
Liquidating dividends - common                                                  (39,818,244)
                                                                               ------------
Net assets at March 31, 2003                                                   $  7,725,244
                                                                               ============

Earnings (loss) per share - basic and diluted                                  $      31.07     $     (21.37)
                                                                               ============     ============

Weighted average common shares                                                 $    894,792     $  1,066,354
                                                                               ============     ============

                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 (LIQUIDATION BASIS)
                    AND MARCH 31, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                       For the Three Months Ended
                                                                                 March 31,
                                                                     -------------------------------
                                                                         2003                2002
                                                                     ------------       ------------
                                                                                        (Restated-
                                                                                         see note 2)
CASH FLOWS FORM OPERATING ACTIVITIES:
Net income (loss)                                                    $ 27,816,753       $(22,779,753)
Adjustments to reconcile net income
   to net cash provided by operating activities:
        Depreciation and amortization                                           -            297,666
        Straight-line adjustment for stepped lease rentals                      -              7,170
        Change in bad debt reserve                                         44,159            (11,132)
        Purchase of advisory agreements                                         -         23,049,398
        Distributions in excess of earnings from joint ventures         7,400,272          7,885,333
        Gain on sales of real estate                                     (846,203)                 -

Change in assets and liabilities:
       Receivables                                                        (69,271)            (8,063)
       Other assets                                                       135,020           (143,722)
       Accounts payable and accrued expenses                             (947,554)          (156,304)
       Accrued interest                                                   100,353            127,757
                                                                     ------------       ------------
Net cash provided by operating activities                              33,633,529          8,268,350
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Improvements to real estate                                        (22,810)          (152,017)
       Investment in Accotel                                           (1,079,675)                 -
       Proceeds from sales of real estate                               3,125,632                  -
                                                                     ------------       ------------
Net cash provided by (used in) investing activities                     2,023,147           (152,017)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                               -        (17,866,603)
       Proceeds from Fleet Loan                                        22,081,542                  -
       Paydown of Credit Facility from sales proceeds                    (475,180)                 -
       Payoff of Credit Facility                                      (23,304,163)                 -
       Dividends paid - preferred and common                          (39,830,933)                 -
                                                                     ------------       ------------
Net cash used in financing activities                                 (41,528,734)       (17,866,603)
                                                                     ------------       ------------

Decrease in cash and cash equivalents                                  (5,872,058)        (9,750,270)
Cash and cash equivalents, beginning of period                         10,898,495         17,073,461
                                                                     ------------       ------------

Cash and cash equivalents, end of period                             $  5,026,437       $  7,323,191
                                                                     ============       ============
Supplemental disclosure of cash flow information-
Cash paid for interest                                               $    122,929       $          -
                                                                     ============       ============


                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION

     Shelbourne Properties II, Inc., a Delaware corporation (the "Corporation") was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties II L.P., a Delaware limited partnership (the "Operating Partnership", and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger to High Equity Partners, L.P.- Series 86 (the "Predecessor Partnership").

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as determined by independent appraisals or other indications of sales values. The valuations for other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of March 31, 2003. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

     The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Operating Partnership and Shelbourne Properties II GP LLC, the general partner of the Operating Partnership and a wholly owned subsidiary of the Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated statements of operations and cash flows for the three months ended March 31, 2002 have been restated from the pro-rata method of accounting to reflect the equity method of accounting.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following table summarizes the statement of operations line items impacted by the restatement:

                                               For the Three Months Ended
                                                        March 31,

                                              Previously
                                               Reported          Restated
                                                 2002              2002
                                             ------------      ------------

       Rental revenues                       $  3,085,623      $  1,200,724
       Costs and expenses                     (25,809,867)      (24,898,655)
       Equity income from joint ventures                -           994,357
       Interest expense                          (127,757)         (127,757)
       Interest income                             71,700            51,030
       Other income                                   548               548
                                             ------------      ------------

       Net Loss                              $(22,779,753)     $(22,779,753)
                                             ============      ============


     ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING

     On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Since the sale of Melrose Crossing I (note 4), Hilliard, Ohio (note 5) and 568 Broadway (note 5), the valuation of investments in joint ventures and real estate held for sale have been updated to reflect the remaining estimated costs of carrying out the liquidation as of March 31, 2003 without any additional adjustment required. The valuation of investments in joint ventures and real estate held for sale on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures of anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of March 31, 2003. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

     Decrease to reflect estimated net realizable values of
         certain real estate properties                           $   (848,811)
     Recognition of deferred gain and incentive fees on
         real estate properties                                        848,811
     Decrease to reflect net realizable value of investments
         in joint ventures                                         (26,657,932)
     Recognition of deferred gain and incentive fees on
         investments in joint ventures                              26,657,932
                                                                  ------------
     Adjustment to reflect changes since December 31, 2002
         to net carrying value                                    $          -
                                                                  ============

     Adjusting assets to estimated net realizable value resulted in the write-up in the value of certain real estate properties. The anticipated gains net of any incentive fees associated with the adjustment in value of these real estate properties have been deferred until such time as a sale occurs. During the quarter ended March 31, 2003, the Corporation recognized actual gains of $846,203 on the sale of real estate and $26,702,093 included in equity income from joint ventures attributable to real estate sales.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The reserve for additional costs associated with liquidation was reduced from $1,600,000 at December 31, 2002 to $1,086,209 at March 31, 2003 due to
     professional costs associated with obtaining the Fleet Loan of $497,125 and tax planning costs of $16,666 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accor transaction (see note
     10).

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     CASH EQUIVALENTS

     The Corporation considers all short-term investments that have original maturities of three months or less from the date of acquisition to be cash equivalents.

     ACCOUNTS RECEIVABLE

     Accounts receivable are stated net of an allowance for doubtful accounts of $136,852 and $92,693 as of March 31, 2003 and December 31, 2002,
     respectively.

     REVENUE RECOGNITION

     Prior to the adoption of the liquidation basis of accounting, base rents were recognized on a straight-line basis over the terms of the related leases. Subsequent to the adoption of the liquidation basis of accounting, the amount of the previously deferred straight-line rent was grouped with real estate for purposes of comparing such balances to their net realizable value and, if such amounts when aggregated with real estate exceeded the net realizable value, the amount of the excess was included in the write-off of other assets as part of the adjustment to the liquidation basis of accounting. At October 29, 2002, the date prior to the adoption of liquidation accounting, approximately $299,737 of deferred straight-line rent was included in other assets that were subsequently grouped with real estate with no write-off required.

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

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVESTMENTS IN JOINT VENTURES

     Certain properties are owned in joint ventures with Shelbourne Properties I L.P. and/or Shelbourne Properties III L.P. Accordingly, the Corporation's consolidated balance sheet at December 31, 2002 and the Corporation's consolidated statements of operations commencing January 1, 2002, as restated, reflect the equity method of accounting.

     REAL ESTATE

     Subsequent to the adoption of the liquidation basis of accounting, real estate assets were adjusted to their net realizable value and classified as real estate held for sale. Additionally, the Corporation suspended recording any further depreciation expense.

     DEPRECIATION AND AMORTIZATION

     Upon the adoption of the liquidation basis of accounting, deferred loan fees of $892,599 were written off to reflect the balances at their net realizable value. Direct lease costs associated with the real estate were grouped with real estate for purposes of comparing carrying amounts to their net realizable value, and if such amounts, when aggregated with real estate exceeded the net realizable value, these costs were written off.

     Prior to the Corporation adopting the liquidation basis of accounting, depreciation was computed using the straight-line method over the useful life of the property, which was estimated to be 40 years. The cost of properties represented the initial cost of the properties to the Company plus acquisition and closing costs less impairment adjustments. Tenant improvements, leasing costs and deferred loan fees were amortized over the applicable lease term.

     FINANCIAL INSTRUMENTS

     The carrying values reflected in the consolidated statements of net assets at March 31, 2003 and December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, other assets, receivables, accounts payable, accrued expenses and note payable. Additionally, as the Corporation currently expects that the liquidation will be substantially completed not later than October 2004, the net realizable value of notes payable approximates the fair value. In making such assessment, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.

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

     For federal income tax purposes, the cash dividends distributed to stockholders after October 29, 2002 have been and will be characterized as liquidating distributions.

     AMOUNTS PER SHARE

     Basic earnings (loss) per share is computed based on weighted average common shares outstanding during the period.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DIVIDENDS PER SHARE

     On January 13, 2003, the Board of Directors declared a dividend of $14.50 per share. The dividend was paid on January 31, 2003 to stockholders of record at the close of business on January 23, 2003.

     On February 28, 2003, the Board of Directors declared a dividend of $30.00 per share. The dividend was paid on March 18, 2003 to stockholders of record at the close of business on March 10, 2003. The dividend was funded from proceeds of the Fleet Loan (see note 7) and from proceeds generated by the sales of the New York, New York property and the Melrose Park, Illinois property, as well as cash reserves.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements which are effective for fiscal years beginning after May 15, 2002. This statement had no effect on the Corporation's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Corporation's consolidated financial statements.

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


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     During the three months ended March 31, 2003 and 2002, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to the Company by affiliates of the Company.

     ASSET MANAGEMENT SERVICES

     For the period from January 1, 2002 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided Asset Management Services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for Asset Management Services an annual

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year. In addition, the Corporation was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services. Effective February 14, 2002, in connection with the Transaction (as described below), PCIC began providing such services for a reduced fee of $333,333 per annum. Both Shelbourne Management and PCIC were affiliates of the then management of the Corporation.

     Effective October 1, 2002, as contemplated by in the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the Asset Management Services for a fee of $200,000 per annum. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

     Asset Management Services were provided to the Corporation during the three months ended March 31, 2003 and 2002 as follows:

        o Effective January 1, 2002 through February 13, 2002, pursuant to the terms of the Advisory Agreement, by Shelbourne Management.

        o Effective February 14, 2002 through the end of the fiscal quarter and thereafter through September 30, 2002, by PCIC.

        o Effective October 1, 2002 and thereafter including for the fiscal quarter ended March 31, 2003, as contemplated by the Plan of Liquidation, by Kestrel.

    PROPERTY MANAGEMENT SERVICES

    The Operating Partnership has contracted with affiliates to provide Property Management Services pursuant to agreements that provide for a fee of up to 6% of property revenue. Kestrel provided Property Management Services during the fiscal quarters ended March 31, 2003 and 2002.

    The following table summarizes the amounts paid to affiliates for Expense Reimbursements, Asset Management Fee, Transition Management Fee and Property Management Fees for the three-month periods ended March 31, 2003 and 2002.

         THREE MONTHS ENDED MARCH 31, 2003

                                            Shelbourne
                                            Management       Kestrel
                                            ----------       -------

         Asset Management Fee               $       -        $50,000
         Property Management Fee            $       -        $83,821

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.  CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         THREE MONTHS ENDED MARCH 31, 2002

                                            Shelbourne
                                            Management        Kestrel
                                            ----------        -------

         Expense Reimbursement (1)          $  25,000        $      -
         Asset Management Fee                 157,582               -
         Transition Management Fee             41,650               -
         Property Management Fee            $       -        $ 87,848

        (1) The asset management fees were modified in connection with the Transaction to eliminate expense reimbursement.


    ALLOCATION OF DIVIDENDS BY THE CORPORATION

    Dividends payable to HX Investors, L.P. ("HX Investors"), an affiliate of the current Chief Executive Officer of the Corporation, for the three months ended March 31, 2003 and 2002 on account of shares of common stock owned by HX Investors were $16,510,034 and $0, respectively.

    In addition, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors 42% of the amounts paid to Shelbourne Management with respect to the Class A units.

    THE TRANSACTION

    On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Corporation purchased the 343,124 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $17,866,603 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and a note in the amount of $22,034,250. This note was satisfied in April 2002 from the proceeds of the Credit Facility. (See note 6).


4.  REAL ESTATE

    The following table is a summary of the Corporation's real estate as of:

                                              MARCH 31,
                                                 2003           DECEMBER 31,
                                          LIQUIDATION BASIS         2002
                                             (UNAUDITED)      LIQUIDATION BASIS
                                          -----------------   -----------------

            Real estate held for sale        $13,985,882         $17,091,316
                                             ===========         ===========

     On February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross sales price of $3,247,200. The Corporation received proceeds of $3,125,632 after closing costs. After closing adjustments, net proceeds were $2,934,617. The Corporation realized an accounting gain of $846,203.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   INVESTMENT IN JOINT VENTURES

     On October 30, 2002, the Corporation adopted the liquidation basis of accounting. Subsequent to the adoption of the liquidation basis of accounting, the investments in joint ventures were adjusted to their net realizable value based on current contracts, estimates as determined by independent appraisals or other indications of sales value.

     At January 1, 2003 the Corporation was invested in four joint ventures, (568 Broadway, Century Park, Seattle Landmark and Tri-Columbus). As of March 31, 2003, the corporation was invested in three operating joint ventures (Century Park, Seattle Landmark and Tri-Columbus). The joint ventures are accounted for utilizing the equity method of accounting.

     On January 31, 2003, the Hilliard, Ohio property, which was owned by Tri-Columbus Associates, in which the Corporation holds a 20.66% interest, was sold for a gross sales price of $4,600,000. After satisfying the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $2,063,000, $426,330 of which is attributable to the Corporation's interest. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

     On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 38.925% interest, sold its property located at 568 Broadway, New York, New York for a gross price of $87,500,000. After assumption of the debt encumbering the property ($10,000,000), closing adjustments and other closing costs, net proceeds were approximately $73,000,000 approximately $28,415,250 of which was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $26,702,093 was attributable to the Corporation and is reported as equity income from joint ventures.

     On February 25, 2003 Century Park I Joint Venture, a joint venture in which the Corporation indirectly holds a 50% interest, entered into a contract to sell its property located at Century Park Court, San Diego, California for a gross sales price of $29,750,000. The sale closed on April 29, 2003.


6.   CREDIT FACILITY

     On May 1, 2002, the Operating Partnership and certain of its subsidiaries, as well as the operating partnership of Shelbourne Properties I, Inc. and the operating partnership of Shelbourne Properties III, Inc., and certain of their subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility was subsequently satisfied on February 20, 2003. (See note 7 below).


7.   FLEET LOAN

     On February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc., (collectively, the "Companies") and their respective operating partnerships (the "Shelbourne OPs") in implementing their respective plans of liquidation and enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% (4.09% at March 31, 2003) or Fleet's prime rate (but not less than 5%) plus 100 basis points. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   FLEET LOAN (CONTINUED)

     As of March 31, 2003, the Loan was secured by mortgages on the Company's Richmond, Virginia property, Matthews, North Carolina property, the property held by Century Park I joint venture, the property held by Seattle Landmark joint venture, and the properties held by Tri-Columbus Associates, as well as certain other real properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 as of February 20, 2003.

     At March 31, 2003, the outstanding balance due on the Loan was $55,000,000, of which $22,081,542 was allocable to the Company and the interest rate at March 31, 2003 on the Loan was 4.09%. The outstanding principal balance was subsequently reduced by $20,000,000 on April 29, 2003 in connection with the sale of property jointly owned by the Corporation and Shelbourne Properties I, Inc.

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


8.   CLASS B PARTNERSHIP INTERESTS

     Under the Plan of Liquidation which has been approved by the Corporation's Board of Directors and stockholders, the Class B Unitholders are entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $66.25 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% (from August 19, 2002) per annum (the "Priority Return"). On August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors L.P. ("HX Investors") which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. After giving effect to dividends paid from August 19, 2002 to May 12, 2003, the remaining unpaid per share Priority Return at May 12, 2003 is $9.74.


9.   CLASS A 5% PREFERRED PARTNERSHIP INTERESTS

     In connection with the Transaction, the Operating Partnership issued to Shelbourne Management 1,015.148 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitled the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($1,015,148). In addition, upon the liquidation of the Operating Partnership, each Class A Unit was entitled to a liquidation preference of $1,000 per unit. The Class A Units are not convertible into common units of the Operating Partnership or shares in the Corporation and the holders of the Class A Units do not have voting rights except in limited circumstances. Although the holders of the Class A Units do not have redemption rights, pursuant to the terms of the Purchase and Contribution Agreement entered into in connection with the Transaction, Shelbourne Management had the right to cause the Operating Partnership to reacquire the Class A Units upon the occurrence of certain events including, without limitation, if the aggregate assets of the Companies is below approximately $75 million or the outstanding

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   CLASS A 5% PREFERRED PARTNERSHIP INTERESTS (CONTINUED)

     debt under which the Companies are obligated is less than $55 million, for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which was equal to approximately $6,605,000 at December 31, 2002 and declined each February 13, May 13, August 13 and November 13 until it reached zero on May 13, 2007.

     The terms of the Class A Units were subsequently modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units could cause the Operating Partnership to purchase the Class A Units at a premium. These circumstances include the occurrence of the following while any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties; or (v) the taking of any action with respect to the Accor S.A. properties (see below) without the consent of the Class A Unitholder.

     In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors 42% of the amounts paid to Shelbourne Management with respect to the Class A units.

10.  ACCOR S.A. PROPERTIES TRANSACTION

     On January 15, 2003, a joint venture owned by the Operating Partnership and the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties triple net leased to an affiliate of Accor SA. The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by Shelbourne Properties I, Inc., the Corporation and Shelbourne Properties III, Inc., respectively. The properties are also subject to existing mortgage indebtedness in the current principal amount of approximately $74,220,000.

     The Companies formed the joint venture and acquired the interest in the new properties in order to facilitate the disposition of the other properties of the Companies and the distribution to stockholders of the sales proceeds in accordance with the Plan of Liquidation. Prior to the acquisition of the Accor S.A. properties, the holder of the Class A Units had the right to cause the Operating Partnerships to purchase the Class A Units at a substantial premium to their liquidation value (at the time of the acquisition, a premium of approximately $6,605,000 in the case of the Operating Partnership and approximately $16,265,000 for all three operating partnerships) unless the operating partnerships maintained at least approximately $54,200,000 of aggregate indebtedness ($22,026,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($30,400,000 in the case of the Operating Partnership). These requirements significantly impaired the ability of the Corporation to sell its properties and make distributions in accordance with the Plan of Liquidation. In lieu of these requirements, the operating partnerships acquired the Accor S.A. properties for the benefit of the holder of the Class A Units. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the operating partnerships to purchase the Class A Units at the premium as described above. The terms of the Class A Units were also modified to eliminate the $2,500,000 aggregate liquidation preferences to which the holder of the Class A Units was previously entitled ($1,015,148 in the case of the Operating Partnership).

     The holder of the Class A Units has the right to require the operating partnerships to acquire other properties for its benefit at an aggregate cash cost to the operating partnerships of $2,500,000 (approximately $1,015,000 of which would be paid by the Operating Partnership). In that event the Accor S.A. properties would not be held for the benefit of the holder of the Class A Units and would be disposed of as part of the liquidation of the Companies.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


11.  SUBSEQUENT EVENTS

     On April 16, 2003, Tri-Columbus Associates, a joint venture in which the Corporation indirectly owns a 20.66% interest, entered into a contract to sell its building in Grove City, Ohio for a gross sales price of $4,090,000. The closing of the sale, if at all, is expected to occur in early June 2003.

     On April 29, 2003, Century Park I Joint Venture, a joint venture in which the company held a 50% interest, sold its only property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After the required paydown, closing adjustments and other closing costs, net proceeds were approximately $9,400,000 of which the Operating Partnership was allocated $4,700,000. The joint venture anticipates an accounting gain of approximately $20,000,000 of which 50% will be allocated to the Corporation.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


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

        ORGANIZATION

        Shelbourne Properties II, Inc., a Delaware corporation (the "Corporation") was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties II L.P., a Delaware limited partnership (the "Operating Partnership", and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger to High Equity Partners, L.P.- Series 86 (the "Predecessor Partnership").

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

        Since the adoption of the Plan of Liquidation, the Company has sold its properties located in Raleigh, North Carolina and Melrose Park, Illinois and its joint venture properties located in Hilliard, Ohio, New York, New York, and San Diego, California. As a result, the remaining assets of the Company are an office building located in Richmond, Virginia, a shopping center in Matthews, North Carolina, 50% interest in an office building in Seattle, Washington and a 20.66% interest in two industrial buildings in the Columbus, Ohio area. In addition, the Company holds a 40.46% interest in a joint venture that holds 20 motel properties for the benefit of the Class A Unitholder. See "The Accotel Transaction" below.

        The Corporation currently expects that the liquidation will be substantially completed not later than October 29, 2004, although there can be no assurance in this regard. As a result, it is currently anticipated that not later than October 29, 2004, any then remaining assets and liabilities will be transferred to a liquidating trust. With the transfer to a liquidating trust, the liquidation will be completed for federal and state income tax purposes, although one or more distributions of the remaining cash and net proceeds from future asset sales may occur subsequent to the establishment of a liquidating trust.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


THE TRANSACTION

On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Corporation purchased the 343,124 shares of the Corporation's common stock held by subsidiaries of Presidio Capital Investment Company ("PCIC") and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $17,866,603 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and a note in the amount of $22,034,250.

THE ACCOTEL TRANSACTION

In connection with the Transaction, the Operating Partnership issued the Class A Units to Shelbourne Management. Pursuant to the terms of the Purchase and Contribution Agreement in which the Class A Units were issued, the holder of the Class A Units had the right to cause the Operating Partnership to purchase the Class A Units at a substantial premium to their liquidation value ($6,605,000 at the January 15, 2003) unless the Operating Partnership, together with the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. collectively, the "Shelbourne OPs") maintained at least approximately $54,200,000 of aggregate indebtedness ($22,026,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($30,400,000 in the case of the Operating Partnership) (the "Debt and Asset Covenant"). These requirements significantly impaired the ability of the Corporation to sell its properties and pay dividends in accordance with the Plan of Liquidation.

Accordingly, in a transaction (the "Accotel Transaction") designed to facilitate the liquidation of the Corporation and provide dividends to stockholders, on January 15, 2003, a joint venture owned by the Shelbourne OPs acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties triple net leased to an affiliate of Accor S.A. The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by Shelbourne
Properties I L.P., the Operating Partnership and Shelbourne Properties III L.P., respectively. The properties were also subject to existing mortgage indebtedness in the principal amount of approximately $74,220,000.

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

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


which are attached as exhibits to the Corporation's Current Report on Form 8-K filed on January 16, 2003, which are incorporated herein by reference.

THE PLAN OF LIQUIDATION- PROPERTY SALES

On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly the Corporation began selling its properties. Since the adoption of the Plan of Liquidation, the Company has sold the following properties.

Sutton Square. On December 20, 2002, Shelbourne Raleigh Company LLC, a limited liability company wholly-owned by the Operating Partnership, sold its property located in Raleigh, North Carolina commonly referred to as Sutton Square for a gross purchase price of $16,750,000. After satisfying the loan encumbering the property of $6,000,000, adjustments for taxes and rents and a credit to the purchaser for improvements, as well as closing costs, net proceeds to the Operating Partnership were approximately $10,000,000.

TMR Warehouse, Hilliard, Ohio. On January 31, 2003, the Hilliard, Ohio, property, which was owned by Tri-Columbus Associates, a joint venture in which the Corporation held a 20.66% interest, was sold for a gross sales price of $4,600,000. After satisfying the debt encumbering the property of $2,300,000 (of which the Corporation was responsible for $475,180), closing adjustments and other closing costs, net proceeds were $2,063,553, $426,330 of which is attributable to the Corporation's interest. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

568 Broadway. On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 38.925% interest, sold its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. After assumptions of the debt encumbering the property (see above), closing adjustments and other closing costs, net proceeds were approximately $73,000,000 of which approximately $28,415,250 was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $26,702,093 was attributable to the Corporation.

Melrose Park. Also on February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross purchase price of $3,247,200. The Corporation received proceeds of $3,125,632 after closing costs. After closing adjustments, net proceeds were $2,934,617. The Corporation realized an accounting gain of $846,203.

RECENT DEVELOPMENTS

On April 16, 2003, Tri-Columbus Associates, a joint venture in which the Corporation indirectly owns a 20.66% interest, entered into a contract to sell its building in Grove City, Ohio for a gross sales price of $4,090,000. The closing of the sale, if at all, is expected to occur in early June 2003.

On April 29, 2003, Century Park I Joint Venture, a joint venture in which the company held a 50% interest, sold its only property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After the required paydown, closing adjustments and other closing costs, net proceeds were approximately $9,400,000 of which the Operating Partnership was allocated $4,700,000. The joint venture anticipates an accounting gain of approximately $20,000,000 of which 50% will be allocated to the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition, on February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the "Companies") in implementing their respective plans of liquidation and enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% or Fleet's prime rate (but not less than 5%) plus 1%. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

At March 31, 2003, the outstanding balance due on the Loan was $55,000,000, of which $22,081,542 was allocable to the Company and the interest rate on the Loan was 4.09%. The outstanding principal balance was subsequently reduced by $20 million on April 29, 2003 in connection with the sale of property jointly owned by the Corporation and Shelbourne Properties I, Inc.

At March 31, 2003, the Loan is secured by mortgages on the Company's Richmond, Virginia property; Matthews, North Carolina property, the property held by Century Park I Joint Venture; Seattle Landmark Joint Venture and the properties held by Tri-Columbus Associates, as well as certain other real properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 of which the Corporation was responsible for $23,304,163.

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

The Company had $5,026,437 in cash and cash equivalents at March 31, 2003 of which $2,641,114 was classified as restricted cash. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents decreased by $5,872,058 for the three months ended March 31, 2003 as compared to December 31, 2002. As discussed further below, the decrease resulted from $41,528,734 of cash used in financing activities offset by $33,633,529 of cash provided by operating activities and $2,023,147 of cash provided by investing activities.

In addition to the cash and cash equivalents reported at March 31, 2003, the Corporation's joint ventures held cash at March 31, 2003 of which the Corporation's allocable share was $694,082.

Currently, the Corporation's primary sources of funds are rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. Rents collected from tenants for the three months ended March 31, 2003 amounted to $678,367 as compared to $1,102,554 for the three months ended March 31, 2002. This is due to the sale of Sutton Square in December 2002 and Melrose Crossing I on February 28, 2003.

Cash provided from investing activities were a result of the proceeds from the sale of Melrose Crossing of $3,125,632 that were offset by the investment in Accotel of $1,079,675 and by improvements to real estate at Commerce Plaza of $21,010 and $1,800 at Melrose Crossing I prior to its sale.

Cash used in financing activities consisted of the dividends paid to stockholders of $39,818,244, preferred dividends in the amount of $12,689 and the payoff of the Credit Facility which was funded by proceeds generated from the sale of Hilliard, Ohio of $475,180 and Fleet Loan proceeds of $22,081,542.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


RESULTS OF OPERATIONS

Three months ended March 31, 2003 vs. March 31, 2002

Net income

The Corporation's net income increased by $50,590,162 to a net income of $27,804,064 for the three month's ended March 31, 2003 from a net loss of $22,786,098 for the three months ended March 31, 2002. The increase was due to a decrease in expenses and increases in gain on sale and equity income from joint ventures partially offset by a decrease in rental revenue and an increase in interest expense. The Corporation's net loss before equity income from joint ventures, interest and other income and net gain on sale of real estate was $238,405 for the three months ended March 31, 2003 as compared to a net loss of $23,697,931 for the three months ended March 31, 2002.

Gain on Sale

The gain on sale of $846,203 for the three months ended March 31, 2003 was due to the sale of Melrose Crossing I during the three months ended March 31, 2003.

Rental Revenue

Rental revenues decreased $421,323, or approximately 35%, to $779,401 for the three months ended March 31, 2003 from $1,200,724 for the three months ended March 31, 2002 due to the sale of Sutton Square in December 2002 and Melrose Crossing on February 28, 2003. Income for the three months ended March 31, 2003 included $121,917 related to Sutton Square common area maintenance recoveries from tenants and percentage rent, compared to Sutton Square's full operations during the three months ended March 31, 2002 which generated $547,568 in revenues. The $425,651 decrease was slightly offset by Matthews Festival and Commerce Plaza combined rental revenue increasing by $47,696. In addition, the sale of Melrose Crossing I resulted in a further decrease in rental revenue of $43,278 due to only having two months of operation in 2003 as compared to three months in 2002.

Costs and Expenses

Costs and expenses for the three months ended March 31, 2003 amounted to $1,017,806, representing a decrease of $23,880,849 from the same period in 2002. The decrease is due principally to expenses incurred in 2002 of $23,049,398 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. The remaining expenses from 2002 amounted to $1,849,257. Therefore, without giving effect to the costs incurred in 2002 for the Advising Agreements, expenses decreased by $831,451 for three months ended March 31, 2003 compared with the same period in 2002. The decrease is primarily due to reduced administrative expenses, the cessation of depreciation and amortization and reduction of the asset management fees to $200,000 per year. The sale of Sutton Square in December 2002 and the sale of Melrose Crossing February 2003 also contributed to the decrease in costs and expenses.

Operating expenses increased by $277,435 primarily due to the of expensing of Matthews Festival and Seattle Tower's additions as to not effect the net realizable value of the properties due the Corporation being in the liquidation process of $312,289. This increase in expense was partially offset by the sale of Sutton Square in December 2002 and Melrose Crossing in February 2003.

Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore for the Corporation incurred no depreciation and amortization for the three months ended March 31, 2003 as compared to $297,665 for the same period in 2002. Partnership asset management fees decreased to $50,000 for the three months ended March 31, 2003 from $199,232 for the same period in 2002. In 2002, prior to the Transaction, the fees were based on 1.25% of gross asset value of the Corporation, which amounted to $157,582 during 2002, and after the Transaction, there was a flat fee of $27,778 per month which amounted to $41,650 for the balance of the first quarter of 2002. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


Administrative costs decreased to $228,725 for the three months ended March 31, 2003 from $877,392 for the same period in 2002. This reduction is due to the costs not incurred in 2003 that were incurred in 2002 in connection with the Transaction to purchase the Advisory Agreements. Property Management fees decreased to $19,662 from $32,984 for the periods ending March 31, 2003 and 2002 respectively. The decrease is due to the sale of Sutton Square in December 2002 and Melrose Crossing I in February 2003.

Non-Operating Income and Expenses

Income from investments in joint ventures increased by $26,414,189 to $27,408,546 for the three months ended March 31, 2003 as compared to $994,357 for the three months ended March 31, 2002. This is primarily due to 568 Broadway Joint Venture, in which the Corporation indirectly held a 38.925% interest, selling its property on February 28, 2003. The joint venture recognized a gain on sale of $67,746,480 of which $26,702,093 was allocated to the Corporation. Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 of $483,680 due to the sale of the entity on February 28, 2003.

The Corporation's other three investments in joint ventures, Century Park I JV, Seattle Landmark Joint Venture and Tri-Columbus associates, excluding the sale of the Hilliard, Ohio property, experienced a combined increase in equity income of $195,776 for the three months ended March 31, 2003 as compared to the same period in 2002. This increase is primarily due to the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

During the first quarter of 2003, interest expense amounted to $223,282, which consisted of $122,929 paid in connection with the Credit Facility and $100,353 incurred in connection with the Loan, as compared to $127,757 for the first quarter 2002. The interest in 2002 was incurred on the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreements on February 14, 2002.

Interest income decreased to $23,691 during the three months ended March 31, 2003 from $51,030 during the three months ended March 31, 2002 due to lower cash balances being invested.

The Corporation experienced no other income for the three months ended March 31, 2003 as compared to $548 for the three months ended March 31, 2002.

Inflation

Inflation is not expected to have a material impact on the operations or financial position of Company.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary market risk we face is interest rate sensitivity. Our long-term debt bears interest at a floating rate, and therefore we are exposed to the risk of interest rate changes. At May 10, 2003, borrowings under our secured loan totaled $22,081,542 and initially bore an interest rate of LIBOR plus 2.75%. Based on the balance outstanding on our credit facility at May 12, 2003 and the interest rate at that date, a 10% increase in LIBOR would increase our interest expense in 2003 by approximately $29,589. Conversely, a 10% decrease in LIBOR would decrease our interest expense in 2003 by the same amount. The gain or loss we ultimately realize with respect to interest rate fluctuations will depend on the actual interest rates during that period. We do not believe that we have any risk related to derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

        Our principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) EXHIBITS

        Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


        (b) REPORTS ON FORM 8-K

        The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended March 31, 2003:

        (i)     Acquisition of Accotel Properties.

        Item reported: 2

        Dated filed: January 16, 2003

        (ii)    Sale of Hilliard, Ohio Property.

        Item reported: 2

        Dated filed: February 4, 2003

        (iii)   Fleet Loan.

        Item reported: 5

        Dated filed: February 24, 2003

        (iv) Sale of New York, New York and Melrose, Illinois Properties. Issuance of Dividend.

        Item reported: 5

        Dated filed: March 3, 2003

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Shelbourne Properties II, Inc.
                                            (Registrant)


Dated: May 14, 2003                         By:  /S/ Michael L. Ashner
                                                 -------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003




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


         Date:    May 14, 2003                  /s/ Michael L. Ashner
                                                ---------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


CERTIFICATIONS

I, Carolyn B. Tiffany, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shelbourne Properties, II Inc;

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


         Date: May 14, 2003              /s/ Carolyn B. Tiffany
                                         ---------------------------
                                             Carolyn B. Tiffany
                                             Chief Financial Officer

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003


EXHIBIT INDEX


Exhibit
Number                              Description                                                           Page
------                              -----------                                                           ----
2.1      Stock Purchase Agreement among HX Investors,
         Exeter Capital Corporation and the Company                                                       (4)
2.2      Amendment No. 1 to Stock Purchase Agreement                                                      (6)
2.3      Plan of Liquidation                                                                              (7)
3.1      Amended and Restated Certificate of Incorporation of the Company                                 (1)
3.2      Amended and Restated Bylaws of the Corporation                                                   (1)
4.1      Limited Partnership of the operating partnership                                                 (1)
4.2      Stockholder Rights Agreement                                                                     (1)
4.3      Amendment to Stockholder Rights Agreement                                                        (2)
4.4      Restated Partnership Unit Designation for 5% Class A Preferred                                   (9)
         Partnership Units (incorporated by reference to Exhibit E-1 of Exhibit 10.4)
4.5      Stockholder Agreement, among the Companies and                                                   (3)
         HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002
4.6      Amendment No. 2 to Stockholder Rights Agreement                                                  (5)
4.7      Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership       (8)
10.1     Settlement Agreement and Mutual Release between
         HX Investors, the Companies and Shelbourne Management                                            (4)
10.2     Amendment No. 1 to Settlement Agreement                                                          (6)
10.3     Purchase Agreement, dated as of January 15, 2003,                                                (9)
         between the Shelbourne JV LLC and Realty Holdings of America, LLC
10.4     Agreement, dated as of January 15, 2003, among .                                                 (9)
         Presidio Capital Investment Company, LLC (and certain of its subsidiaries),
         Shelbourne Management, NorthStar Capital Investment Corp., each of the
         Shelbourne REITs and its operating partnership and HX Investors, L.P
10.5     Loan Agreement, dated as of February 19, 2003, among Shelbourne Properties I L.P.,               (10)
         Shelbourne Properties II L.P., Shelbourne Properties III L.P., Shelbourne Richmond
         Company LLC, Shelbourne Matthews Company LLC, Shelbourne
         Las Vegas Company LLC, Century Park I Joint Venture, Seattle Landmark
         Joint Venture, Tri-Columbus Associates and Fleet National Bank and the other lending institutions which may become party thereto and Fleet National Bank, as agent
10.6     Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties III, Inc. and        (10)
         Shelbourne Properties III L.P.
10.7     Form of Indemnity, Contribution and Subrogation Agreement, dated as of February                  (10)
         19, 2003, among the REITs and the operating partnerships
10.8     Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement                        (10)
         and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank
10.9     Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties                  (10)
         I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank,
         as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto
99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                          30

------------------

(1) incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended

(2) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002

(3) incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

                         SHELBOURNE PROPERTIES II, INC.
                            FORM 10Q- MARCH 31, 2003



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