Form 10-Q
period 2003-06-30
SHELBOURNE PROPERTIES II INC
filed 2003-08-14
CIK 1106037

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                                 -------------

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

                  Yes   X                           No
                      -----                            -----

Indicated by check whether registrant is an accelerated filer (as identified in
Rule 12b-2 of the Exchange Act).  Yes         No   X
                                      -----      -----


 As of August 12, 2003, there were 894,792 shares of common stock outstanding.



================================================================================

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003



                                      INDEX


                                                                                                Page
                                                                                                ----
Part I.    Financial Information

Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Net Assets (Liquidation Basis) as of
           June 30, 2003 and December 31, 2002................................................    3

           Consolidated Statements of Operations and Changes in Net Assets
           for the Three and Six Months Ended June 30, 2003 (Liquidation Basis)
           and Consolidated Statements Operations for the Three and Six Months
           Ended June 30, 2002 (Going Concern Basis)..........................................    4

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2003 (Liquidation Basis) and
           the Six Months Ended June 30, 2002 (Going Concern Basis)...........................    5

           Notes to Consolidated Financial Statements.........................................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................................   18

Item 3.    Quantitative and Qualitative Disclosure about Market Risk..........................   27

Item 4.    Controls and Procedures............................................................   27



Part II.   Other Information:

Item 4.    Submission of Matters to a Vote of Security Holders................................   28

Item 6.    Exhibits and Reports on Form 8-K...................................................   28

Signatures....................................................................................   29


                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

            CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002


                                                                                    June 30, 2003        December 31, 2002
                                                                                    -------------        -----------------
                                                                                     (Unaudited)

ASSETS

Real estate held for sale                                                             $14,223,434           $  17,091,316
Investments in joint ventures                                                          13,652,409              62,344,354
Cash and cash equivalents, of which $2,648,907 is restricted
     cash at June 30, 2003                                                              8,571,205              10,898,495
Other assets                                                                              519,534                 255,246
Receivables, net                                                                           65,589                  83,523
                                                                                    -------------           -------------

Total Assets                                                                           37,032,171              90,672,934
                                                                                    -------------           -------------

LIABILITIES

Accounts payable and accrued expenses                                                   1,253,237                 691,344
Dividend payable                                                                        6,039,846                       -
Credit Facility                                                                                 -              23,779,343
Fleet Loan                                                                             11,349,257                       -
Reserve for estimated costs during the period of liquidation                            1,080,252               1,600,000
Deferral on gains and incentive fee on real estate assets and joint ventures            5,755,100              43,847,675

Commitments and Contingencies (Notes 8, 10)

CLASS B Partnership Interests                                                                   -                       -

CLASS A 5% Preferred Partnership Interests, at liquidation value                                -               1,015,148
                                                                                    -------------           -------------

Total Liabilities                                                                      25,477,692              70,933,510
                                                                                    -------------           -------------

NET ASSETS IN LIQUIDATION                                                           $  11,554,479           $  19,739,424
                                                                                    =============           =============









                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

         CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
    For the Three and Six Months Ended June 30, 2003 (Liquidation Basis) AND
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                For the Three Months Ended           For the Six Months Ended
                                                                         June 30,                             June 30,
                                                              ------------------------------      ------------------------------
                                                                  2003              2002              2003              2002
                                                              ------------      ------------      ------------      ------------
Rental revenues                                               $    541,265      $  1,244,039      $  1,320,666      $  2,444,764
                                                              ------------      ------------      ------------      ------------

Costs and expenses

       Operating expenses                                          193,674           445,204           913,093           887,196
       Depreciation and amortization                                     -           361,040                 -           658,704
       Asset management fee                                         50,000                 -           100,000           157,582
       Transition management fees                                        -            83,300                 -           124,950
       Purchase of advisory agreements                                   -                 -                 -        23,049,398
       Administrative expenses                                     421,842         2,523,814           650,567         3,401,197
       Property management fee                                      15,319            38,531            34,981            71,516
                                                              ------------      ------------      ------------      ------------
                                                                   680,835         3,451,889         1,698,641        28,350,543
                                                              ------------      ------------      ------------      ------------
Loss before equity income from joint ventures, gain on
sale of real estate, interest and other income                    (139,570)       (2,207,850)         (377,975)      (25,905,779)

       Equity income from joint ventures                        10,348,406           969,525        37,756,952         1,963,882
       Gain on sale of real estate                                       -                             846,203
       Interest expense                                           (155,979)         (299,454)         (379,261)         (427,211)
       Interest income                                              14,404            44,388            38,095            95,416
       Other income                                                    591                 -               591               548
                                                              ------------      ------------      ------------      ------------

Net income (loss)                                               10,067,852        (1,493,391)       37,884,605       (24,273,144)
Preferred dividends                                                (12,831)          (12,830)          (25,520)          (19,175)
                                                              ------------      ------------      ------------      ------------

Net income (loss) available for common shareholders           $ 10,055,021      $ (1,506,221)       37,859,085      $(24,292,319)
                                                              ============      ============                        ============

Net assets at January 1, 2003                                                                       19,739,424
Adjustment to liquidating basis                                                                       (185,940)
Liquidating dividends - common                                                                     (45,858,090)
                                                                                                  ------------
Net assets in liquidation at June 30, 2003                                                        $ 11,554,479
                                                                                                  ============

Earnings (loss) per share - basic and diluted                 $      11.24      $      (1.68)     $      42.31      $     (24.79)
                                                              ============      ============      ============      ============

Weighted average common shares                                     894,792           894,792           894,792           980,099
                                                              ============      ============      ============      ============


                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 (LIQUIDATION BASIS)
                     AND JUNE 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                           For the Six Months Ended
                                                                                    June 30,
                                                                       ---------------------------------
                                                                           2003                 2002
                                                                       ------------         ------------
CASH FLOWS FORM OPERATING ACTIVITIES:
Net income (loss)                                                      $ 37,884,605         $(24,273,144)
Adjustments to reconcile net income
   to net cash provided by operating activities:
        Depreciation and amortization                                             -              658,704
        Straight-line adjustment for stepped lease rentals                        -                9,806
        Change in bad debt reserve                                           44,159                    -
        Purchase of advisory agreements                                           -           23,049,398
        Distributions in excess of earnings from joint ventures          11,822,172            7,016,058
        Gain on sales of real estate                                       (846,203)                   -
Change in assets and liabilities:
       Receivables                                                          (26,225)              (2,318)
       Other assets                                                        (264,288)          (1,483,293)
       Accounts payable and accrued expenses                               (491,424)           1,743,798
       Accrued interest                                                      38,168                    -
                                                                       ------------         ------------
Net cash provided by operating activities                                48,160,964            6,719,009
                                                                       ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Improvements to real estate                                         (260,361)            (274,176)
       Investment in Accotel                                             (1,079,675)                   -
       Proceeds from sales of real estate                                 3,125,632                    -
                                                                       ------------         ------------
Net cash provided by (used in) investing activities                       1,785,596             (274,176)
                                                                       ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                                 -          (17,866,603)
       Proceeds from Fleet Loan                                          22,081,542                    -
       Paydown of Fleet Loan                                            (10,732,285)
       Proceeds from Credit Facility                                              -           29,779,343
       Paydown of Credit Facility from sales proceeds                      (475,180)                   -
       Payoff of Credit Facility                                        (23,304,163)                   -
       Payoff  note payable from transaction                                      -          (22,034,250)
       Dividends paid                                                   (39,818,244)                   -
       Distributions paid Class A Unitholder                                (25,520)                   -
                                                                       ------------         ------------
Net cash used in financing activities                                   (52,273,850)         (10,121,510)
                                                                       ------------         ------------

Decrease in cash and cash equivalents                                    (2,327,290)          (3,676,677)
Cash and cash equivalents, beginning of period                           10,898,495           17,073,461
                                                                       ------------         ------------

Cash and cash equivalents, end of period                               $  8,571,205         $ 13,396,784
                                                                       ============         ============
Supplemental disclosure of cash flow information-
Cash paid for interest                                                 $    341,093         $    427,211
                                                                       ============         ============
Dividend payable                                                       $  6,039,846         $          -
                                                                       ============         ============


                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   ORGANIZATION

     Shelbourne Properties II, Inc., a Delaware corporation (the "Corporation"), was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties II L.P., a Delaware limited partnership (the "Operating Partnership", and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger to Integrated Resources High Equity Partners, L.P.- Series 86 (the "Predecessor Partnership").

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as determined by independent appraisals or other indications of sales values. The valuations for other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of June 30, 2003. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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


     ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING

     On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. As a result of the sales of Melrose Crossing I (note 4), Hilliard, Ohio (note 5), 568 Broadway (note 5), Century Park (note 5) and Grove City, Ohio (note 5), the valuation of investments in joint ventures and real estate held for sale have been updated to reflect the remaining estimated costs of carrying out the liquidation as of June 30, 2003. Further adjustments were included in the June 30, 2003 Consolidated Statement of Changes in Net Assets. The valuation of investments in joint ventures and real estate held for sale is based on

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of June 30, 2003. During the six months ended June 30, 2003 the deferred gain was decreased by $500,000 to reflect revisions to the carrying value of real estate and joint ventures. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

     Adjusting assets to estimated net realizable value resulted in the write-up in the value of certain real estate properties. The anticipated gains net of any incentive fees associated with the adjustment in value of these real estate properties have been deferred until such time as a sale occurs. During the six months ended June 30, 2003, the Corporation recognized actual gains of $846,203 on the sale of real estate and $36,963,672 included in equity income from joint ventures attributable to real estate sales. As a result of these sales, the deferred gain was reduced by $37,592,575.

     During the three months ended June 30, 2003, the Corporation recognized $10,261,579 included in equity income from joint ventures attributable to real estate sales.


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

     The reserve for additional costs associated with liquidation was reduced from $1,600,000 at December 31, 2002 to $1,080,252 at June 30, 2003 as a
     result of professional costs associated with obtaining the Fleet Loan of $503,082 and tax planning costs of $16,666 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction (see note 10).


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


     CASH EQUIVALENTS

     The Corporation considers all short-term investments that have maturities of three months or less from the date of acquisition to be cash equivalents.


     ACCOUNTS RECEIVABLE

     Accounts receivable are stated net of an allowance for doubtful accounts of $136,852 and $92,693 as of June 30, 2003 and December 31, 2002,
     respectively.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

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


     INVESTMENTS IN JOINT VENTURES

     Certain properties are or were owned in joint ventures with Shelbourne Properties I L.P. and/or Shelbourne Properties III L.P. Accordingly, the Corporation's consolidated balance sheet at December 31, 2002 and the Corporation's consolidated statements of operations commencing January 1, 2002, reflect the equity method of accounting. Subsequent to the adoption of the liquidation basis of accounting, the valuations of investments in joint ventures were adjusted to net realizable value.


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

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FINANCIAL INSTRUMENTS

     The carrying values reflected in the consolidated statements of net assets at June 30, 2003 and December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, other assets, receivables, accounts payable, accrued expenses and note payable. Additionally, as the Corporation currently expects that the liquidation will be substantially completed not later than October 2004, the net realizable value of notes payable approximates their fair value. In making such assessments, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.


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

     For federal income tax purposes, the cash dividends paid to stockholders after October 29, 2002 have been and will be characterized as liquidating distributions.


     AMOUNTS PER SHARE

     Basic earnings (loss) per share is computed based on weighted average common shares outstanding during the period. There are no potentially dilutive securities outstanding, so basic and diluted earnings per share are the same for all periods presented.

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

     On June 19, 2003 the Board of Directors declared a dividend of $6.75 per share. The dividend was paid on July 9, 2003 to the shareholders of record at the close of business on June 30, 2003.


     RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements which are effective for fiscal years beginning after May 15, 2002. This statement had no effect on the Corporation's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Corporation's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Corporation's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46,"Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interest in variable interest entities created after January 31, 2003, and the Corporation will need to apply its provisions to any existing variable interest in variable interest entities on July 1, 2003. The Corporation does not expect that this will have an impact on the Corporation's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Corporation does not expect that this statement will have an impact on the Corporation's financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     During the three and six months ended June 30, 2003 and 2002, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to the Company by affiliates of the Company.


     ASSET MANAGEMENT SERVICES

     For the period from January 1, 2002 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided asset management services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for asset management services an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year. In addition, the Corporation was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services. Effective February 14, 2002, in connection with the Transaction (as described below), PCIC began providing such services for a reduced fee of $333,333 per annum (the "Transition Management Fee"). Both Shelbourne Management and PCIC were affiliates of the then management of the Corporation.

     Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the asset management services for a fee of $200,000 per annum. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

     Asset management services were provided to the Corporation during the three months ended June 30, 2003 by Kestrel and during the three months ended June 30, 2002 by PCIC as described above.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     PROPERTY MANAGEMENT SERVICES

     The Operating Partnership has contracted with affiliates to provide property management services pursuant to agreements that provide for a fee of up to 6% of property revenue. Kestrel provided Property Management Services during the three and six months ended June 30, 2003 and 2002.

     The following table summarizes the amounts paid to affiliates for expense reimbursements, asset management fee, transition management fee and property management fees for the three and six month periods ended June 30, 2003 and 2002.

                                   THREE MONTHS ENDED JUNE 30, 2003         THREE MONTHS ENDED JUNE 30, 2002

                                       Shelbourne                               Shelbourne
                                       Management       Kestrel                 Management        Kestrel
                                       ----------       -------                 ----------        -------
     Asset Management Fee               $      -        $ 50,000                 $      -         $      -
     Property Management Fee            $      -        $ 33,430                 $      -         $ 97,963
     Transition Management Fee          $      -        $      -                 $ 83,300         $      -


                                   SIX MONTHS ENDED JUNE 30, 2003           SIX MONTHS ENDED JUNE 30, 2002

                                       Shelbourne                               Shelbourne
                                       Management       Kestrel                 Management        Kestrel
                                       ----------       -------                 ----------        -------
     Expense Reimbursement (1)          $      -        $      -                 $ 25,000         $      -
     Asset Management Fee               $      -        $100,000                 $157,582         $      -
     Transition Management Fee          $      -        $      -                 $124,950         $      -
     Property Management Fee            $      -        $117,251                 $      -         $181,784



     (1) The asset management fees were modified in connection with the Transaction to eliminate expense reimbursement.



     ALLOCATION OF DIVIDENDS BY THE CORPORATION

     Dividends payable to HX Investors, L.P. ("HX Investors"), an affiliate of the current Chief Executive Officer of the Corporation, for the six months ended June 30, 2003 and 2002 on account of shares of common stock owned by HX Investors were $19,014,365 and $0, respectively. No dividends were paid during six months ended June 30, 2002.

     In addition, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the six months ended June 30, 2003 were $25,520.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     THE TRANSACTION

     On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. consummated a transaction (the "Transaction") whereby the Corporation purchased the 343,124 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $17,866,603 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and a note in the amount of $22,034,250. This note was satisfied in April 2002 from the proceeds of the Credit Facility (see note 6). The liquidation preference was eliminated on January 15, 2003 in connection with the Accotel Transaction (see note 10).


4.   REAL ESTATE

     The following table is a summary of the Corporation's real estate as of:

                                         JUNE 30, 2003      DECEMBER 31, 2002
                                       LIQUIDATION BASIS    LIQUIDATION BASIS
                                       -----------------    -----------------

       Real estate held for sale          $ 14,223,434         $ 17,091,316
                                          ============         ============

     On February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross sales price of $3,247,200. The Corporation received proceeds of $2,934,617 after closing costs and closing adjustments. The Corporation recognized an accounting gain of $846,203.


5.   INVESTMENT IN JOINT VENTURES

     On October 30, 2002, the Corporation adopted the liquidation basis of accounting. Subsequent to the adoption of the liquidation basis of accounting, the investments in joint ventures were adjusted to their net realizable value based on current contracts, estimates as determined by independent appraisals or other indications of sales value with the unrealized gain deferred until an actual sale occurs.

     At January 1, 2003 the Corporation was invested in four joint ventures, (568 Broadway, Century Park, Seattle Landmark and Tri-Columbus). As of June 30, 2003, the Corporation was invested in two joint ventures (Seattle Landmark and Tri-Columbus). The joint ventures are accounted for utilizing the equity method of accounting.

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

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.   INVESTMENT IN JOINT VENTURES (CONTINUED)

     On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 38.925% interest, sold its property located at 568 Broadway, New York, New York for a gross sale price of $87,500,000. After assumption of the debt encumbering the property ($10,000,000), closing adjustments and other closing costs, net proceeds were approximately $73,000,000 of which approximately $28,415,250 was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $26,702,093 was attributable to the Corporation and is reported as equity income from joint ventures.

     On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Company held a 50% interest, sold its only property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After the required paydown, closing adjustments and other closing costs, net proceeds were $9,403,450 of which the Operating Partnership was allocated $4,701,725. The joint venture recognized an accounting gain of $20,394,138 of which $10,261,579 was attributable to the Corporation and is reported as equity income from joint ventures.

     On June 18, 2003, the Grove City, Ohio property, which was owned by Tri-Columbus Associates, in which the Corporation holds a 20.66% interest, was sold for a gross sales price of $4,090,000. The Fleet Loan encumbering this property (see note 7) required a principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs the net proceeds were $3,938,286. As a result, the principal payment was $3,544,457 of which the Corporation was allocated $732,285. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $81,365. The joint venture recognized no gain or loss on the sale as the joint ventures property was written down to its net realizable value.

6.   CREDIT FACILITY

     On May 1, 2002, the Operating Partnership and certain of its subsidiaries, as well as the operating partnership of Shelbourne Properties I, Inc. and the operating partnership of Shelbourne Properties III, Inc., and certain of their subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility was subsequently satisfied on February 20, 2003 (See note 7).


7.   FLEET LOAN

     On February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc., (collectively, the "Companies") and their respective operating partnerships (the "Shelbourne OPs") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% (4.03125% at June 30, 2003) or Fleet's prime rate (but not less than 5%) plus 100 basis points. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



7.   FLEET LOAN (CONTINUED)

     As of June 30, 2003, the Loan was secured by mortgages on the Company's Richmond, Virginia property, Matthews, North Carolina property, the property held by Seattle Landmark joint venture and the property held by Tri-Columbus Associates, as well as certain other property owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 as of February 20, 2003.

     At June 30, 2003, the outstanding balance due on the Loan was $31,455,543, of which $11,349,257 was allocable to the Company and the interest rate at June 30, 2003 on the Loan was 4.03125%.

     Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne Operating Partnerships have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.


8.   CLASS B PARTNERSHIP INTERESTS

     Under the Plan of Liquidation which has been approved by the Corporation's Board of Directors and stockholders, the Class B Unitholder is entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $66.25 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% (from August 19, 2002) per annum until the priority return is paid in full (the "Priority Return"). On August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors L.P. ("HX Investors") which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. After giving effect to dividends paid from August 19, 2002 to August 12, 2003, the remaining unpaid per share Priority Return at August 12, 2003 is $3.09.


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

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



9.   CLASS A 5% PREFERRED PARTNERSHIP INTERESTS (CONTINUED)

     without limitation, if the aggregate assets of the Companies is below approximately $75 million or if the outstanding debt under which the Companies are obligated is less than $55 million, for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which was equal to approximately $6,605,000 at December 31, 2002 and declined each February 13, May 13, August 13 and November 13 until it reached zero on May 13, 2007.

     The terms of the Class A Units were subsequently modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units can cause the Operating Partnership to purchase the Class A Units at a premium. These circumstances include the occurrence of any of the following while any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties; or (v) the taking of any action with respect to the Accor S.A. properties (see below) without the consent of the Class A Unitholder.

     In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A Units.


10.  ACCOTEL TRANSACTION

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

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



11.  SUBSEQUENT EVENTS

     On July 9, 2003, the Corporation paid a dividend in the amount of $6.75 per share to common shareholders of record as of the close of business on June 30, 2003.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


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


          ORGANIZATION

          Shelbourne Properties II, Inc., a Delaware corporation (the "Corporation"), was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties II L.P., a Delaware limited partnership (the "Operating Partnership", and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger to Integrated Resources High Equity Partners, L.P.- Series 86 (the "Predecessor Partnership").

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

          Since the adoption of the Plan of Liquidation, the Company has sold its properties located in Raleigh, North Carolina and Melrose Park, Illinois and its joint venture properties located in Hilliard, Ohio, New York, New York, San Diego, California, and Grove City, Ohio. As a result, the remaining assets of the Company are an office building located in Richmond, Virginia, a shopping center in Matthews, North Carolina, 50% interest in an office building in Seattle, Washington and a 20.66% interest in an industrial building in the Columbus, Ohio area. In addition, the Company holds a 40.46% interest in a joint venture that holds 20 motel properties for the benefit of the Class A Unitholder. See "The Accotel Transaction" below.

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

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


     THE TRANSACTION

     On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. consummated a transaction (the "Transaction") whereby the Corporation purchased the 343,124 shares of the Corporation's common stock held by subsidiaries of Presidio Capital Investment Company, LLC ("PCIC") and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $17,866,603 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and a note in the amount of $22,034,250.


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

     The Accor S.A. properties were acquired for the benefit of the holder of the Class A Units as they provide sufficient debt to be guaranteed by the holder of the Class A Units. Except as indicated below, the Class A Unitholder will ultimately be the sole owner of the joint venture. In connection with the Accotel Transaction, the terms of the Class A Units were amended to (i) eliminate the liquidation preferences (as the cost of the interest in the Accor S.A. properties which was borne by the Shelbourne OPs satisfied the liquidation preference) and (ii) eliminate the Debt and Asset Covenant. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the Shelbourne OPs to purchase their respective Class A Units at the premium described above. These circumstances include the occurrence of any of the following while any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties; or (v) the taking of any action with respect to the Accor S.A. properties without the consent of the Class A Unitholder.

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

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


     THE ACCOTEL TRANSACTION (CONTINUED)

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


     THE PLAN OF LIQUIDATION-PROPERTY SALES

     On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly the Corporation began selling its properties. Since the adoption of the Plan of Liquidation, the Company has sold the following properties.

     Sutton Square. On December 20, 2002, Shelbourne Raleigh Company LLC, a limited liability company wholly-owned by the Operating Partnership, sold its property located in Raleigh, North Carolina commonly referred to as Sutton Square for a gross sales price of $16,750,000. After satisfying the loan encumbering the property of $6,000,000, adjustments for taxes and rents and a credit to the purchaser for improvements, as well as closing costs, net proceeds to the Operating Partnership were approximately $10,000,000.

     TMR Warehouse, Hilliard, Ohio. On January 31, 2003, the Hilliard, Ohio, property, which was owned by Tri-Columbus Associates, a joint venture in which the Corporation held a 20.66% interest, was sold for a gross sales price of $4,600,000. After satisfying the debt encumbering the property of $2,300,000 (of which the Corporation was responsible for $475,180), closing adjustments and other closing costs, net proceeds were approximately $2,063,000, $426,330 of which is attributable to the Corporation's interest. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

     568 Broadway. On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 38.925% interest, sold its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. After assumptions of the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $73,000,000 of which approximately $28,415,250 was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $26,702,093 was attributable to the Corporation and is reported in equity income from joint venture.

     Melrose Park. Also on February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross sales price of $3,247,200. The Corporation received proceeds of $3,125,632 after closing costs. After closing adjustments, net proceeds were $2,934,617. The Corporation recognized an accounting gain of $846,203.

     Century Park I. On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Corporation held a 50% interest, sold its only property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After such payment, closing adjustments and other closing costs, net proceeds were $9,403,450 of which the Operating Partnership was allocated $4,701,725. The joint venture recognized an accounting gain of $20,394,138 of which $10,261,579 was allocated to the Corporation.

     Grove City. On June 18, 2003, the Grove City, Ohio property, which was owned by Tri-Columbus Associates, in which the Corporation holds a 20.66% interest, was sold for a gross sales price of $4,090,000. The loan encumbering this property required principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs the net proceeds were $3,938,286. As a result, the required principal payment was $3,544,457 of which the Corporation was allocated $732,285. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $81,365. The joint venture recognized no gain or loss on the sale as the joint venture's property was written down to its net realizable value.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


     RECENT DEVELOPMENTS

     On July 9, 2003, the Corporation paid a dividend in the amount of $6.75 per share to common shareholders of record as of the close of business on June 30, 2003.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition, on February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the "Companies") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% or Fleet's prime rate (but not less than 5%) plus 1%. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

     At June 30, 2003, the outstanding balance due on the Loan was $31,455,543 of which $11,349,257 was allocable to the Company and the interest rate on the Loan was 4.03125%.

     At June 30, 2003, the Loan is secured by mortgages on the Company's Richmond, Virginia property; Matthews, North Carolina property, the property held by Seattle Landmark Joint Venture and the property held by Tri-Columbus Associates, as well as certain other properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 of which the Corporation was responsible for $23,304,163.

     Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne Operating Partnerships have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

     The Company had $8,571,205 in cash and cash equivalents at June 30, 2003 of which $2,648,907 was classified as restricted cash. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents decreased by $2,327,290 during the six months ended June 30, 2003. As discussed further below, the decrease resulted from $52,273,850 of cash used in financing activities partially offset by $48,160,964 of cash provided by operating activities and $1,785,596 of cash provided by investing activities.

     In addition to the cash and cash equivalents reported at June 30, 2003, the Corporation's joint ventures held cash at June 30, 2003 of which the Corporation's allocable share was $637,278.

     Currently, the Corporation's primary sources of funds are rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. Rents collected from tenants for the six months ended June 30, 2003 amounted to $1,127,991 as compared to $2,184,989 for the six months ended June 30, 2002. This decrease is due to the sale of Sutton Square in December 2002 and Melrose Crossing I on February 28, 2003. The distributions in excess of earnings from joint ventures increased by $4,992,054 to $12,008,112 for the six months

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     ended June 30, 2003 from $7,016,058 for the six months ended June 30, 2002. The reason for the increase is due to the net cash received from the sale of properties owned by 568 Broadway Joint Venture, Century Park I Joint Venture and Tri-Columbus Associates during 2003.

     Cash provided by investing activities were the result of the sale of Melrose Crossing which generated proceeds of $3,125,632 which were partially offset by the investment in the Accotel transaction of $1,079,675 and by improvements to real estate at Commerce Plaza of $258,561 and $1,800 at Melrose Crossing I prior to its sale.

     Cash used in financing activities consisted of the dividends paid to shareholders of ($39,818,244), distributions made to Class A Unitholders of ($25,520), the satisfaction of the Credit Facility ($23,779,343) and the principal payments on the Fleet Loan ($10,732,285), which were partially offset by Fleet Loan proceeds of $22,081,542.


     RESULTS OF OPERATIONS

     Six months ended June 30, 2003 vs. June 30, 2002

     Net income

     The Corporation's net income available to common shareholders increased by $62,151,404 to $37,859,085 for the six months ended June 30, 2003 from a net loss of $24,292,319 for the six months ended June 30, 2002. The increase in net income available to common shareholders was due to increases in gain on sale and equity income from joint ventures and a decrease in expenses which were partially offset by a decrease in rental revenue and an increase in interest expense. The Corporation's net loss before equity income from joint ventures, interest and other income and net gain on sale of real estate was $377,975 for the six months ended June 30, 2003 as compared to a net loss of $25,905,779 for the six months ended June 30, 2002.


     Rental Revenue

     Rental revenues decreased by $1,124,098, or approximately 46%, to $1,320,666 for the six months ended June 30, 2003 from $2,444,764 for the six months ended June 30, 2002 due to the sale of Sutton Square in December 2002 and Melrose Crossing on February 28, 2003. Income for the six months ended June 30, 2003 included $121,917 related to Sutton Square common area maintenance recoveries from tenants and percentage rent, compared to Sutton Square's full operations during the six months ended June 30, 2002 which generated $926,053 in revenues. Additionally, Matthews Festival and Commerce Plaza combined rental revenue decreased by $187,929. The sale of Melrose Crossing I resulted in a further decrease in rental revenue of $43,278 due to only having two months of operation in 2003 as compared to six months in 2002.


     Costs and Expenses

     Costs and expenses for the six months ended June 30, 2003 were $1,698,641, representing a decrease of $26,651,902 from the same period in 2002. The decrease is due principally to expenses incurred in 2002 of $23,049,398 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. Excluding expenses associated with the purchase of the Advisory Agreement, expenses for the six months ended June 30, 2002 were $5,301,145. Therefore, without giving effect to the costs incurred in 2002 for the purchase of the Advisory Agreement, expenses decreased by $3,602,504 for six months ended June 30, 2003 compared with the same period in 2002. The decrease is primarily due to reduced administrative expenses, the cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


     RESULTS OF OPERATIONS (CONTINUED)

     Operating expenses increased by $25,897 because of improvements made to Matthews Festival of $381,078. These improvements were expensed instead of capitalized because the incurrence of these costs did not increase the estimated net realizable value of the property. This increase in expense was partially offset by the sale of Sutton Square in December 2002 and Melrose Crossing in February 2003.

     Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore, the Corporation incurred no depreciation and amortization for the six months ended June 30, 2003 as compared to $658,704 for the same period in 2002. Partnership asset management and transaction management fees decreased to $100,000 for the six months ended June 30, 2003 from $282,532 for the same period in 2002. In 2002, prior to the Transaction, the fees were based on 1.25% of gross asset value of the Corporation, which amounted to $157,582 during 2002 and effective February 14, 2002, and after the Transaction, there was a fixed asset management fee of $27,778 per month which amounted to $124,950 for the period beginning February 15, 2002 through June 30, 2002. The total asset management fee and transition management fees paid for the six months ended June 30, 2002 were $282,532. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

     Administrative costs decreased to $650,567 for the six months ended June 30, 2003 from $3,401,197 for the same period in 2002. This reduction is due to the costs not incurred in 2003 that were incurred in 2002 in connection with the Transaction and legal, professional and consulting fees also incurred in 2002. Property Management fees decreased to $34,981 from $71,516 for the six month periods ending June 30, 2003 and 2002, respectively. The decrease is due to the sale of Sutton Square in December 2002 and Melrose Crossing I in February 2003.


     Gain on Sale of Real Estate

     The gain on sale of $846,203 for the six months ended June 30, 2003 was due to the sale of Melrose Crossing I during the six months ended June 30, 2003.


     Non-Operating Income and Expenses

     Income from investments in joint ventures increased by $35,793,070 to $37,756,952 for the six months ended June 30, 2003 as compared to $1,963,882 for the six months ended June 30, 2002. This is primarily due to 568 Broadway Joint Venture, in which the Corporation indirectly held a 38.925% interest, selling its property on February 28, 2003. The joint venture recognized a gain on sale of $67,746,480 of which $26,702,093 was allocated to the Corporation. Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture of $1,735,700 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due to the recognition of only two months of revenue and expenses in 2003 resulting from the sale of its property on February 28, 2003.

     The increase in income from investments in joint ventures is also attributable to the Corporation's joint venture investment known as Century Park I Joint Venture, in which the Corporation held a 50% interest, which sold its property located in San Diego, CA on April 29, 2003. The joint venture recognized a gain on sale of $20,394,138 of which the $10,261,579 was allocated to the Corporation.

     Excluding the gain on sale, the Corporation experienced a decrease in equity income from Century Park I Joint Venture of $16,010 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due to the recognition of four months of revenue and expenses in 2003 resulting from the sale of its property on April 29, 2003.

     The Corporation's joint venture investment known as Tri-Columbus Associates, in which the Corporation holds a 20.66% interest, sold its property located in Hilliard, Ohio and its property located in Grove City, Ohio. The joint

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


     RESULTS OF OPERATIONS (CONTINUED)

     venture recognized no gain or loss on sale as the as the joint venture's properties were previously written down to their net realizable value.

     The Corporation experienced an increase in equity income from Tri Columbus Associates in the amount of $68,478 due to increased rental collections and the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

     The Corporation's joint venture investment known as Seattle Landmark Joint Venture, in which the Corporation owns a 50% interest, experienced a decrease in equity income of $29,641. This decrease is the result of improvements to the property. The cost of these improvements were expensed instead of capitalized because they are not expected to increase the property's net realizable value.

     During the first six months of 2003, interest expense amounted to $379,261, which consisted of $122,929 paid in connection with the Credit Facility and $256,332 incurred in connection with the Loan, as compared to $427,211 for the first six months of 2002. The interest incurred during 2002 was comprised of $215,768 related to the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreement and interest of $211,443 in connection with the Credit Facility.

     Interest income decreased to $38,095 during the six months ended June 30, 2003 from $95,416 during the six months ended June 30, 2002 due to lower cash balances being invested and lower yields.

     Other income for the six months ended June 30, 2003 was $591 as compared to $548 for the six months ended June 30, 2002.


     Three months ended June 30, 2003 vs. June 30, 2002

     Net income

     The Corporation's net income available to common shareholders increased by $11,561,242 to a net income of $10,055,021 for the three months ended June 30, 2003 from a net loss of $1,506,221 for the three months ended June 30, 2002. The increase in net income available to common shareholders was due to an increased equity income from joint ventures, a decrease in costs and expenses and a decrease in interest expense. These changes were partially offset by a decrease in rental revenue. The Corporation's net loss before equity income from joint ventures, gain on sale of real estate, interest and other income was $139,570 for the three months ended June 30, 2003 as compared to a net loss of $2,207,850 for the three months ended June 30, 2002.


     Rental Revenue

     Rental revenues decreased $702,774, or approximately 56%, to $541,265 for the three months ended June 30, 2003 from $1,244,039 for the three months ended June 30, 2002. The sale of Sutton Square in December 2002 and Melrose Crossing on February 28, 2003 resulted in a decrease in revenue of $484,494. In addition, Matthews Festival and Commerce Plaza combined rental revenue decreased by $235,625. This is primarily due to non-recurring revenue recognized during 2002 from a lease buyout by Carmike Cinemas at Matthews Festival.


     Costs and Expenses

     Costs and expenses for the three months ended June 30, 2003 amounted to $680,835, representing a decrease of $2,771,054 from the same period in 2002. The decrease is primarily due to reduced administrative expenses as a result of legal, professional and consulting fees incurred during the three months ended June 30, 2002 and not incurred during the three months ended June 30, 2003. The cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year also contributed to the reduction of in costs and expenses along with the sale of certain properties.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


     RESULTS OF OPERATIONS (CONTINUED)

     Operating expenses decreased by $251,530 primarily as a result of the sale of Sutton Square in December 2002 and the sale of Melrose Crossing I in February 2003. The decrease was partially offset by the expense of $219,712 for improvements to Matthews Festival. These costs were not capitalized as the improvements are not expected to increase net realizable value.

     Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore for the Corporation incurred no depreciation and amortization for the three months ended June 30, 2003 as compared to $361,040 for the same period in 2002. Partnership asset management and transition management fees decreased to $50,000 for the three months ended June 30, 2003 from $83,300 for the same period in 2002. In 2002 and after the Transaction, there was a fixed asset management fee of $27,778 per month which amounted to $83,300 during the second quarter of 2002. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

     Administrative costs decreased to $421,842 for the three months ended June 30, 2003 from $2,523,814 for the same period in 2002. This reduction is due to the legal, professional and consulting costs not incurred in 2003 that were incurred in 2002. Property Management fees decreased to $15,319 from $38,531 for the periods ending June 30, 2003 and 2002 respectively. The decrease is due primarily to the sale of Sutton Square in December 2002 and Melrose Crossing I in February 2003.


     Non-Operating Income and Expenses

     Income from investments in joint ventures increased by $9,378,881 to $10,348,406 for the three months ended June 30, 2003 as compared to $969,525 for the three months ended June 30, 2002

     Excluding the gain on sale, the Corporation experienced a decrease in equity income from Century Park I Joint Venture of $131,408 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to the sale of its property on April 29, 2003.

     The Corporation experienced a decrease of $159,539 in equity income from its joint venture investment known as 568 Broadway Joint Venture, in which the Corporation held a 38.925% interest, for the three months ended June 30, 2003 as compared to the same period ended in 2002. This decrease is due to the sale of its property on February 28, 2003.

     The Corporation's joint venture investment known as Century Park I Joint Venture, in which the Corporation held a 50% interest, sold its property located in San Diego, CA on April 29, 2003. The joint venture recognized a gain on sale of $20,394,138 of which the $10,261,579 was allocated to the Corporation.

     The Corporation's joint venture investment known as Tri-Columbus Associates, in which the Corporation holds a 20.66% interest, sold its property located in Grove City, Ohio. The joint venture recognized no gain or loss on sale as the joint venture's properties were previously written down to their net realizable value.

     The Corporation experienced an increase in equity income from Tri-Columbus Associates in the amount of $27,964 due to the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

     The Corporation's joint venture investment know as Seattle Landmark Joint Venture, in which the Corporation owns a 50% interest, experienced an increase in equity income of $74,327 due to the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


     RESULTS OF OPERATIONS (CONTINUED)

     During the second quarter of 2003, interest expense was $155,979. This was incurred in connection with the Fleet Loan. The interest expense for the second quarter of 2002 was $299,454. The interest in 2002 was comprised of $88,011 on the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreement and $211,443 incurred in connection with the Credit Facility.

     Interest income decreased to $14,404 during the three months ended June 30, 2003 from $44,388 during the three months ended June 30, 2002 due to lower cash balances being invested and lower yields.

     Other income for the three months ended June 30, 2003 was $591 as compared to $0 for the three months ended June 30, 2002.


     Inflation

     Inflation is not expected to have a material impact on the operations or financial position of the Corporation.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's long-term debt bears interest at a floating rate, and therefore the Corporation is exposed to the risk of interest rate changes. At June 30, 2003, borrowings under our secured loan totaled $11,349,257 and initially bore an interest rate of LIBOR plus 2.75%. Based on the balance outstanding on the Corporation's credit facility at August 12, 2003 and the interest rate at that date, a 10% increase in LIBOR would increase the Corporation's interest expense in 2003 by approximately $14,541. Conversely, a 10% decrease in LIBOR would decrease the Corporation's interest expense in 2003 by the same amount. The gain or loss the Corporation ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Corporation does not utilize derivative financial instruments.


ITEM 4.   CONTROLS AND PROCEDURES

          The Corporation's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003, the Corporation held its annual meeting of the Stockholders at which time (i) Mr. Arthur Blasberg, Jr., and Mr. Steven Zalkind were elected to as Class II Directors of the Corporation, and (ii) Deloitte & Touche LLP was ratified as the Company's independent auditors. The following table indicates the votes "for" and "against" on these matters, and abstentions.

  Action                                  Votes For  Votes Against  Abstentions
  ------                                  ---------  -------------  -----------

  Election of Directors
       Arthur Blasberg, Jr.                659,107       6,285            --
       Steven Zalkind                      659,307       6,085            --

  Ratification of Deloitte & Touche, LLP   656,906       1,824         6,662


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


(b)  REPORTS ON FORM 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended June 30, 2003:

(i)      Sale of San Diego, California Property

Item reported: 2

Dated filed: April 30, 2003

(ii)     Sale of Grove City, Ohio Property

Item reported: 2, 5

Dated filed: June 20, 2003

Issuance of Dividend

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Shelbourne Properties II, Inc.
                                            (Registrant)


Dated:   August 12, 2003                    By:   /S/ Michael L. Ashner
                                                  ------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003




EXHIBIT INDEX


Exhibit
Number                              Description                                                           Page
------                              -----------                                                           ----
2.1      Stock Purchase Agreement among HX Investors,
         Exeter Capital Corporation and the Company                                                        (4)
2.2      Amendment No. 1 to Stock Purchase Agreement                                                       (6)
2.3      Plan of Liquidation                                                                               (7)
3.1      Amended and Restated Certificate of Incorporation of the Company                                  (1)
3.2      Amended and Restated Bylaws of the Corporation                                                    (1)
4.1      Limited Partnership of the operating partnership                                                  (1)
4.2      Stockholder Rights Agreement                                                                      (1)
4.3      Amendment to Stockholder Rights Agreement                                                         (2)
4.4      Restated Partnership Unit Designation for 5% Class A Preferred                                    (9)
         Partnership Units (incorporated by reference to Exhibit E-1 of Exhibit 10.4)
4.5      Stockholder Agreement, among the Companies and                                                    (3)
         HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002
4.6      Amendment No. 2 to Stockholder Rights Agreement                                                   (5)
4.7      Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership        (8)
10.1     Settlement Agreement and Mutual Release between
         HX Investors, the Companies and Shelbourne Management                                             (4)
10.2     Amendment No. 1 to Settlement Agreement                                                           (6)
10.3     Purchase Agreement, dated as of January 15, 2003,                                                 (9)
         between the Shelbourne JV LLC and Realty Holdings of America, LLC
10.4     Agreement, dated as of January 15, 2003, among .                                                  (9)
         Presidio Capital Investment Company, LLC (and certain of its subsidiaries),
         Shelbourne Management, NorthStar Capital Investment Corp., each of the
         Shelbourne REITs and its operating partnership and HX Investors, L.P
10.5     Loan Agreement, dated as of February 19, 2003, among Shelbourne Properties I L.P.,               (10)
         Shelbourne Properties II L.P., Shelbourne Properties III L.P., Shelbourne Richmond
         Company LLC, Shelbourne Matthews Company LLC, Shelbourne
         Las Vegas Company LLC, Century Park I Joint Venture, Seattle Landmark
         Joint Venture, Tri-Columbus Associates and Fleet National Bank and the other lending institutions which may become party thereto and Fleet National Bank, as agent
10.6     Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties III, Inc. and        (10)
         Shelbourne Properties III L.P.
10.7     Form of Indemnity, Contribution and Subrogation Agreement, dated as of February                  (10)
         19, 2003, among the REITs and the operating partnerships
10.8     Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement                        (10)
         and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank
10.9     Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties                  (10)
         I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank,
         as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto
31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                          32
32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                          34

------------------
(1) incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended

(2) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002

                         SHELBOURNE PROPERTIES II, INC.
                             FORM 10Q-JUNE 30, 2003


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