Form 10-Q
period 2003-09-30
SHELBOURNE PROPERTIES II INC
filed 2003-11-14
CIK 1106037

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                               ------------------

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

                                     Yes     X           No
                                          -------           ------

Indicated by check whether registrant is an accelerated filer (as identified in
Rule 12b-2 of the Exchange Act).     Yes                 No X
                                          -------          -----


As of November 12, 2003, there were 894,792 shares of common stock outstanding.

         ----------------------------------------------------------------------

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q - SEPTEMBER 30, 2003



                                      INDEX


                                                                                                   Page
                                                                                                   ----

  Part I.     Financial Information

  Item 1.     Consolidated Financial Statements:

              Consolidated Statements of Net Assets (Liquidation Basis) as of
              September 30, 2003 and December 31, 2002...........................................     3

              Consolidated Statements of Operations and Changes in Net Assets
              for the Three and Nine months Ended September 30, 2003 (Liquidation Basis)
              and Consolidated Statements Operations for the Three and Nine months
              Ended September 30, 2002 (Going Concern Basis).....................................     4

              Consolidated Statements of Cash Flows for the
              Nine months Ended September 30, 2003 (Liquidation Basis) and
              the Nine months Ended September 30, 2002 (Going Concern Basis)                         5

              Notes to Consolidated Financial Statements.........................................     6

 Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................    17

 Item 3.      Quantitative and Qualitative Disclosure about Market Risk                              26

 Item 4.      Controls and Procedures............................................................    26



 Part II.     Other Information:

 Item 6.      Exhibits and Reports on Form 8-K..................................................     27

 Signatures.....................................................................................     28


                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003



            CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)


                                                                              September 30, 2003      December 31, 2002
                                                                              ------------------      -----------------
                                                                                 (Unaudited)

ASSETS

Real estate held for sale                                                    $         14,531,238    $         17,091,316
Investments in joint ventures                                                          13,128,528              62,344,354
Cash and cash equivalents, of which $1,926,782 is restricted                            2,767,099              10,898,495
     cash at September 30, 2003
Other assets                                                                              374,638                 255,246
Receivables, net                                                                           31,946                  83,523
                                                                             --------------------   ---------------------
Total Assets                                                                           30,833,449              90,672,934
                                                                             --------------------   ---------------------

LIABILITIES

Accounts payable and accrued expenses                                                   1,395,587                 691,344
Credit Facility                                                                                 -              23,779,343
Fleet Loan                                                                             11,349,257                       -
Reserve for estimated costs during the period of liquidation                            1,078,408               1,600,000
Deferral of gains and incentive fee on real estate assets and joint ventures            5,186,196              43,847,675

COMMITMENTS AND CONTINGENCIES (Notes 8, 10)

CLASS B Partnership Interests                                                                   -                       -

CLASS A 5% Preferred Partnership Interests, at liquidation value                                -               1,015,148
                                                                             --------------------   ---------------------
Total Liabilities                                                                      19,009,448              70,933,510
                                                                             --------------------   ---------------------
NET ASSETS IN LIQUIDATION                                                    $         11,824,001      $       19,739,424
                                                                             ====================   =====================




              See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


         CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (LIQUIDATION BASIS) AND
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)


                                                              For the Three Months Ended              For the Nine months Ended
                                                                    September 30,                        September 30,
                                                            -------------------------------    ------------------------------------
                                                                2003               2002             2003                  2002
                                                            -----------         -----------    ---------------      ---------------

Rental revenues                                             $   656,272        $   989,360     $    1,976,938        $    3,216,106

Costs and expenses

        Operating expenses                                      310,505            257,751          1,223,600              817,367
        Depreciation and amortization                                 -            485,730                  -            1,060,685
        Asset management fee                                     50,000                  -            150,000              157,582
        Transition management fees                                    -             83,300                  -              208,250
        Purchase of advisory agreements                               -                  -                  -           23,049,398
        Administrative expenses                                 172,336            706,262            822,903            4,087,065
        Property management fee                                  18,780             30,558             53,761               96,575
                                                         --------------     --------------     --------------     -----------------
                                                                551,622          1,563,601          2,250,264           29,476,922
                                                         --------------     --------------     --------------     -----------------
Income loss before equity income from joint ventures,
gain on sale of real estate, interest and other income          104,650           (574,241)          (273,326)         (26,260,816)

        Equity income from joint ventures                       285,068          1,147,206         38,042,021            3,111,087
        Gain on sale of real estate                                   -                  -            846,203                    -
        Interest expense                                       (114,803)          (317,701)          (494,064)            (744,912)
        Interest income                                           7,578             43,759             45,673              139,177
        Other income                                                  -                  -                591                  548
                                                         --------------     --------------     --------------     -----------------
Income (loss) from continuing operations                        282,493            299,023         38,167,098          (23,754,916)
Loss from discontinued operations                                     -            (69,231)                 -             (288,436)
                                                         --------------     --------------     --------------     -----------------
Net income (loss)                                              282,493             229,792         38,167,098          (24,043,352)
Preferred dividends                                           (12,971)             (12,971)           (38,491)             (32,146)
                                                         --------------     --------------     --------------     -----------------

Net income (loss) available for common shareholders         $   269,522        $   216,821         38,128,607        $ (24,075,498)
                                                         ==============     ==============                        =================
Net assets at January 1, 2003                                                                      19,739,424
Adjustment to liquidating basis                                                                      (185,940)
Liquidating dividends - common                                                                    (45,858,090)
                                                                                               --------------
Net assets in liquidation at September 30, 2003                                                 $  11,824,001
                                                                                               ==============
Earnings (loss) per share - basic and diluted            $        0.30         $      0.24      $       42.61        $      (25.30)
                                                         ==============     ==============     ==============     =================
Weighted average common shares                                 894,792             894,792            894,792              951,351
                                                         ==============     ==============     ==============     =================

                 See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (LIQUIDATION BASIS)
                  AND SEPTEMBER 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                                For the Nine months Ended
                                                                                      September 30,
                                                                          -------------------------------------
                                                                                2003                2002
                                                                          ----------------     ----------------
CASH FLOWS FORM OPERATING ACTIVITIES:
Net income (loss)                                                         $  38,167,098         $  (24,043,352)
Adjustments to reconcile net income
   to net cash provided by operating activities:
       Depreciation and amortization                                                  -              1,060,685
       Straight-line adjustment for stepped lease rentals                             -                 14,071
       Change in bad debt reserve                                                57,351                      -
       Purchase of advisory agreements                                                -             23,049,398
       Distributions in excess of earnings from joint ventures               11,599,358              5,868,852
       Loss from discontinued operations                                        288,436
       Gain on sales of real estate                                            (846,203)                     -
Change in assets and liabilities:
       Receivables                                                              108,928                 34,605
       Other assets                                                            (119,392)            (1,366,879)
       Accounts payable and accrued expenses                                   (346,153)               109,076
       Accrued interest                                                          35,248                      -
                                                                          ----------------     ----------------
Net cash provided by operating activities                                    48,656,235              5,014,892
                                                                          ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Discontinued operations                                                        -               (350,555)
       Improvements to real estate                                             (506,921)              (467,164)
       Investment in Accotel                                                 (1,079,675)                     -
       Proceeds from sales of real estate                                     3,125,632                      -
                                                                          ----------------     ----------------
Net cash provided by (used in) investing activities                           1,539,036               (817,719)
                                                                          ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                                     -            (17,866,603)
       Proceeds from Fleet Loan                                              22,081,542                      -
       Paydown of Fleet Loan                                                (10,732,285)                     -
       Proceeds from Credit Facility                                                  -             29,779,343
       Paydown of Credit Facility from sales proceeds                          (475,180)                     -
       Payoff of Credit Facility                                            (23,304,163)                     -
       Payoff  note payable from transaction                                          -            (22,034,250)
       Dividends paid                                                       (45,858,090)                     -
       Distributions paid Class A Unitholder                                    (38,491)                     -
                                                                          ----------------     ----------------
Net cash used in financing activities                                       (58,326,667)           (10,121,510)
                                                                         ----------------     ----------------

Decrease in cash and cash equivalents                                        (8,131,396)            (5,924,337)
Cash and cash equivalents, beginning of period                               10,898,495             17,073,461
                                                                         ----------------     ----------------
Cash and cash equivalents, end of period                                  $   2,767,099         $   11,149,124
                                                                         ================     ================
Supplemental disclosure of cash flow information-
Cash paid for interest                                                    $     458,637         $      744,912
                                                                         ================     ================

                 See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION
         ------------

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

         Due to the adoption by the shareholders of the Plan of Liquidation on October 29, 2002, the Corporation will be required to transfer any remaining assets on or prior to October 29, 2004 to a liquidating trust in order to avoid adverse tax consequences. In addition, the holder of the Class A Units is presently entitled to require the Operating Partnership to purchase the Class A Unit at a premium if a Class A Trigger Event occurs (as defined in Note 9) at any time prior to October 29, 2004 (which would occur if the assets were transferred to a liquidating trust). The Corporation is presently negotiating with the holder of the Class A Units to shorten this time frame. If the Corporation is successful in its negotiations, it is expected that the Corporation will transfer its remaining assets to a liquidating trust as early as April 2004, thereby eliminating the expenses associated with a public corporation. There can be no assurance that the Corporation will be successful in its negotiations with the Class A Unitholder. Finally, if the Corporation is successful in liquidating all of its assets prior to October 29, 2004 or such earlier date as may be permitted without incurring additional expense, the Corporation will make a final distribution and its affairs will be wound up without utilization of a liquidating trust.

         At such time as the assets of the Company are distributed to a liquidating trust, which could be as early as the second quarter 2004, the interests in such trust will be non-transferrable. Accordingly, investors will not be able to sell their interests in the liquidating trust but will receive distributions from the liquidating trust as the remaining assets are liquidated.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BASIS OF PRESENTATION
         ---------------------

         As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as determined by independent appraisals or other indications of sales values. The valuations for other assets and

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         BASIS OF PRESENTATION (CONTINUED)
         ---------------------------------

         liabilities under the liquidation basis of accounting are based on management's estimates as of September 30, 2003. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

         The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Operating Partnership and Shelbourne Properties II GP LLC, the general partner of the Operating Partnership and a wholly owned subsidiary of the Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

         ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING
         ----------------------------------------------

         On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Since the sale of the properties located in Melrose Park, Illinois (note 4), Hilliard, Ohio (note 5), New York, New York (note 5), San Diego, California (note 5) and Grove City, Ohio (note 5), the valuation of investments in joint ventures and real estate held for sale have been adjusted to reflect the remaining estimated costs of carrying out the liquidation as of September 30, 2003. Further adjustments were included in the September 30, 2003 Consolidated Statement of Changes in Net Assets. The valuation is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of September 30, 2003. During the nine months ended September 30, 2003 the deferred gain was decreased by $1,068,905 to reflect revisions to the carrying value of real estate and joint ventures. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

         Adjusting assets to estimated net realizable value resulted in the write-up in the value of certain real estate properties. The anticipated gains net of any incentive payments to the Class B Unitholder associated with the adjustment in value of these real estate properties have been deferred until such time as a sale occurs. During the nine months ended September 30, 2003, the Corporation recognized actual gains of $846,203 on the sale of real estate and $36,963,672 included in equity income from joint ventures attributable to real estate sales. As a result of these sales, the Corporation's deferred gain was reduced by $37,592,575.

         RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION
         ------------------------------------------------------------

         Under liquidation accounting, the Corporation is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining agents and trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period. Such accrued costs do not include costs incurred in connection with ordinary operations.

         The reserve for additional costs associated with liquidation was reduced from $1,600,000 at December 31, 2002 to $1,078,408 at September 30, 2003 as a result of professional costs associated with obtaining the Fleet Loan of $504,926 and tax planning costs of $16,666 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction (see note 10).

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         USE OF ESTIMATES
         ----------------

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

         CASH EQUIVALENTS
         ----------------

         The Corporation considers all short-term investments that have maturities of three months or less from the date of acquisition to be cash equivalents.

         ACCOUNTS RECEIVABLE
         -------------------

         Accounts receivable are stated net of an allowance for doubtful accounts of $150,044 and $92,693 as of September 30, 2003 and December 31, 2002, respectively.

         REVENUE RECOGNITION
         -------------------

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

         INVESTMENTS IN JOINT VENTURES
         -----------------------------

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

         REAL ESTATE
         -----------

         Subsequent to the adoption of the liquidation basis of accounting, real estate assets were adjusted to their net realizable value and classified as real estate held for sale. Additionally, the Corporation suspended recording any further depreciation expense.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         DEPRECIATION AND AMORTIZATION
         -----------------------------

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

         FINANCIAL INSTRUMENTS
         ---------------------

         The carrying values reflected in the consolidated statements of net assets at September 30, 2003 and December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, other assets, receivables, accounts payable, accrued expenses and notes payable. Additionally, as the Corporation currently expects that the liquidation will be substantially completed not later than October 2004, the net realizable value of notes payable approximates their fair value. In making such assessments, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.

         INCOME TAXES
         ------------

         The Corporation is operating with the intention of qualifying as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those Sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

         For federal income tax purposes, the cash dividends paid to stockholders after October 29, 2002 have been and will be characterized as liquidating distributions.

         AMOUNTS PER SHARE
         -----------------

         Basic earnings (loss) per share is computed based on weighted average common shares outstanding during the period. There are no potentially dilutive securities outstanding, so basic and diluted earnings per share are the same for all periods presented.

         DIVIDENDS PER SHARE
         -------------------

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

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Corporation will need to apply its provisions to any existing variable interest in variable interest entities on December 31, 2003. The Corporation does not expect that this will have an impact on the Corporation's consolidated financial statements.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
         ------------------------------------------------

         that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not expect that this statement will have an impact on the Corporation's financial statements.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
         -----------------------------------------------------------

         During the three and nine months ended September 30, 2003 and 2002, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to the Company by affiliates of the Corporation's current Chief Executive Officer.

         ASSET MANAGEMENT SERVICES
         -------------------------

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

         Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the asset management services for a fee of $200,000 per annum, which will continue until the Corporation is liquidated. Following the liquidation of the Corporation, any amounts payable for asset management fees will be determined by the trustee of the liquidating trust. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

         Asset management services were provided to the Corporation during the three months ended September 30, 2003 by Kestrel and during the three months ended September 30, 2002 by PCIC as described above.

         PROPERTY MANAGEMENT SERVICES
         ----------------------------

         The Operating Partnership has contracted with affiliates to provide property management services pursuant to agreements that provide for a fee of 3% of cash receipts. Kestrel provided Property Management Services during the three and nine months ended September 30, 2003 and 2002. All numbers in the tables below include the Corporation's share of fees paid to Kestrel Management by properties owned by joint ventures in which it has an interest.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
         -----------------------------------------------------------------------

         PROPERTY MANAGEMENT SERVICES (CONTINUED)
         ----------------------------------------

         The following table summarizes the amounts paid to affiliates for expense reimbursements, Asset Management Fees, Transition Management Fees and Property Management Fees for the three and nine month periods ended September 30, 2003 and 2002.



                      THREE MONTHS ENDED SEPTEMBER 30, 2003                        THREE MONTHS ENDED SEPTEMBER 30, 2002


                                     Shelbourne                                    Shelbourne
                                     Management            Kestrel                 Management                 Kestrel
                                     ----------            -------                 ----------                 -------

Asset Management Fee              $           -         $    50,000             $           -             $           -
Property Management Fee           $           -         $    33,149             $           -             $      93,299
Transition Management Fee         $           -         $         -             $      83,300             $           -



                      NINE MONTHS ENDED SEPTEMBER 30, 2003                           NINE MONTHS ENDED SEPTEMBER 30, 2002

                                     Shelbourne                                    Shelbourne
                                     Management            Kestrel                 Management                 Kestrel
                                     ----------            -------                 ----------                 -------
Expense Reimbursement (1)         $           -         $         -             $      25,000            $            -
Asset Management Fee              $           -         $   150,000             $     157,582            $            -
Property Management Fee           $           -         $   150,400             $           -            $      275,083
Transition Management Fee         $           -         $         -             $     208,250            $            -

    (1) The asset management fees were modified in connection with the Transaction to eliminate expense reimbursement.

         ALLOCATION OF DIVIDENDS BY THE CORPORATION
         ------------------------------------------

         Dividends payable to HX Investors, L.P. ("HX Investors"), an affiliate of the current Chief Executive Officer of the Corporation, for the nine months ended September 30, 2003 and 2002 on account of shares of common stock owned by HX Investors were $19,014,365 and $0, respectively. No dividends were paid during nine months ended September 30, 2002.

         In addition, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the nine months ended September 30, 2003 were $38,491, of which $16,166 was payable by Shelbourne Management to HX Investors pursuant to their agreement.

         THE TRANSACTION
         ---------------

         On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. consummated a transaction (the "Transaction") whereby the Corporation purchased the 343,124 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
         -----------------------------------------------------------------------

         THE TRANSACTION (CONTINUED)
         ---------------------------

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

4.       REAL ESTATE
         -----------

         As of September 30, 2003, the Corporation owned two properties. One is located in Matthews, North Carolina and the other is located in Richmond, Virginia.

         On February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross sales price of $3,247,200. The Corporation received proceeds of $2,934,617 after closing costs and closing adjustments. The Corporation recognized an accounting gain of $846,203.

         On August 18, 2003, a subsidiary of the Corporation entered into a contract to purchase two parcels of land adjacent to its property located in Matthews, North Carolina. The purchase, which is subject to the Corporation's satisfactory completion of the due diligence process, is expected to close, if at all, in the fourth quarter of 2003.

5.       INVESTMENTS IN JOINT VENTURES
         -----------------------------

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

         At December 31, 2002 the Corporation was invested in four joint ventures, (568 Broadway, Century Park, Seattle Landmark and Tri-Columbus). As of September 30, 2003, the Corporation was invested in three joint ventures (Seattle Landmark, Tri-Columbus and Accotel). The joint ventures are accounted for utilizing the equity method of accounting.

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

         On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Company held a 38.925% interest, sold its property located at 568 Broadway, New York, New York for a gross sale price of $87,500,000. After assumption of the debt encumbering the property ($10,000,000), closing adjustments and other closing costs, net proceeds were approximately $73,000,000 of which approximately $28,415,250 was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $26,702,093 was attributable to the Corporation and is reported as equity income from joint ventures.

         On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Company held a 50% interest, sold its property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After the required paydown, closing adjustments and other closing costs, net proceeds were $9,403,450 of which the Operating Partnership was

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.       INVESTMENTS IN JOINT VENTURES (CONTINUED)
         -----------------------------------------

         allocated $4,701,725. The joint venture recognized an accounting gain of $20,394,138 of which $10,261,579 was attributable to the Corporation and is reported as equity income from joint ventures.

         On June 18, 2003, the Grove City, Ohio property, which was owned by Tri-Columbus Associates was sold for a gross sales price of $4,090,000. The Fleet Loan encumbering this property (see note 7) required a principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs the net proceeds were $3,938,286. As a result, the principal payment was $3,544,457 of which the Corporation was allocated $732,285. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $81,365. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

         On September 3, 2003 Tri-Columbus Associates entered into a contract to sell its property located in Delaware, Ohio. The sale, which is subject to purchaser's satisfactory completion of its due diligence process, is expected to close, if at all, in the fourth quarter of 2003.

6.       CREDIT FACILITY
         ---------------

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

7.       FLEET LOAN
         ----------

         On February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc., (collectively, the "Companies") and their respective operating partnerships (the "Shelbourne OPs") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% (3.875% at September 30, 2003) or Fleet's prime rate (but not less than 5%) plus 100 basis points. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one-year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

         As of September 30, 2003, the Loan was secured by mortgages on the Company's Richmond, Virginia property, Matthews, North Carolina property, the property held by Seattle Landmark joint venture and the property held by Tri-Columbus Associates, as well as certain other property owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Shelbourne OPs and the Companies have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 as of February 20, 2003.

         Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.       FLEET LOAN (CONTINUED)
         ----------------------
         Shelbourne OPs have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

         At September 30, 2003, the outstanding balance due on the Loan was $31,455,543, of which $11,349,257 was allocable to the Company and the interest rate at September 30, 2003 on the Loan was 3.875%.

8.       CLASS B PARTNERSHIP INTERESTS
         -----------------------------

         Under the Plan of Liquidation, which has been approved by the Corporation's Board of Directors and stockholders, the Class B Unitholder is entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $66.25 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% (from August 19, 2002) per annum until the priority return is paid in full (the "Priority Return"). On August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. After giving effect to dividends paid from August 19, 2002 to November 12, 2003, the remaining unpaid per share Priority Return at November 12, 2003 is $3.12.


9.       CLASS A 5% PREFERRED PARTNERSHIP INTERESTS
         ------------------------------------------

         In connection with the Transaction, the Operating Partnership issued to Shelbourne Management 1,015.148 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitle the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($1,015,148). In addition, prior to the modification described below, upon the liquidation of the Operating Partnership, each Class A Unit was entitled to a liquidation preference of $1,000 per unit. The Class A Units are not convertible into common units of the Operating Partnership or shares in the Corporation and the holders of the Class A Units do not have voting rights except in limited circumstances.

         Although the holders of the Class A Units do not have redemption rights, pursuant to the terms of the Purchase and Contribution Agreement entered into in connection with the Transaction and prior to the modification described below, Shelbourne Management had the right to cause the Operating Partnership to reacquire the Class A Units upon the occurrence of certain events including, without limitation, if the aggregate assets of the Companies is below approximately $75 million or if the outstanding debt under which the Companies are obligated is less than $55 million, for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which was equal to approximately $6,605,000 at December 31, 2002 and declined each February 13, May 13, August 13 and November 13 until it reached zero on May 13, 2007.

         The terms of the Class A Units were subsequently modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units can cause the Operating Partnership to purchase the Class A Units at a premium. These circumstances include the occurrence of any of the following if any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9.       CLASS A 5% PREFERRED PARTNERSHIP INTERESTS (CONTINUED)
         ------------------------------------------------------

         Companies on the debt securing the Accor S.A. properties (see below); or (v) the taking of any action with respect to the Accor S.A. properties without the consent of the Class A Unitholder (the "Class A Trigger Events").

         In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A Units (see note 3).


10.      ACCOTEL TRANSACTION
         -------------------

         On January 15, 2003, a joint venture owned by the Operating Partnership and the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties which are triple net leased to an affiliate of Accor S.A. (the "Accor S.A. Properties"). The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by
         Shelbourne Properties I, Inc., the Corporation and Shelbourne Properties III, Inc., respectively. The Accor S.A. Properties are also subject to existing mortgage indebtedness in the current principal amount of approximately $74,220,000.

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

         The terms of the Class A Units were also modified to eliminate the $2,500,000 aggregate liquidation preference to which the holder of the Class A Units was previously entitled ($1,015,148 in the case of the Operating Partnership).

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

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


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

         ORGANIZATION
         ------------

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

         Due to the adoption by the shareholders of the Plan of Liquidation on October 29, 2002, the Corporation will be required to transfer any remaining assets on or prior to October 29, 2004 to a liquidating trust in order to avoid

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


         ORGANIZATION (CONTINUED)
         ------------------------

         adverse tax consequences. In addition, the holder of the Class A Units is presently entitled to require the Operating Partnership to purchase the Class A Unit at a premium if a Class A Trigger Event occurs (as defined below) at any time prior to October 29, 2004 (which would occur if the assets were transferred to a liquidating trust). The Corporation is presently negotiating with the holder of the Class A Units to shorten this time frame. If the Corporation is successful in its negotiations, it is expected that the Corporation will transfer its remaining assets to a liquidating trust as early as April 2004, thereby eliminating the expenses associated with a public corporation. There can be no assurance that the Corporation will be successful in its negotiations with the Class A Unitholder. Finally, if the Corporation is successful in liquidating all of its assets prior to October 29, 2004 or such earlier date as may be permitted without incurring additional expense, the Corporation will make a final distribution and its affairs will be wound up without utilization of a liquidating trust.

         At such time as the assets of the Company are distributed to a liquidating trust, which could be as early as the second quarter 2004, the interests in such trust will be non-transferrable. Accordingly, investors will not be able to sell their interests in the liquidating trust but will receive distributions from the liquidating trust as the remaining assets are liquidated.

         THE TRANSACTION
         ---------------

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

         THE ACCOTEL TRANSACTION
         -----------------------

         In connection with the Transaction, the Operating Partnership issued the Class A Units to Shelbourne Management. Pursuant to the terms of the Purchase and Contribution Agreement in which the Class A Units were issued, the holder of the Class A Units had the right to cause the Operating Partnership to purchase the Class A Units at a substantial premium to their liquidation value ($6,605,000 at the January 15, 2003) unless the Operating Partnership, together with the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. (collectively, the "Shelbourne OPs") maintained at least approximately $54,200,000 of aggregate indebtedness ($22,026,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($30,400,000 in the case of the Operating Partnership) (the "Debt and Asset Covenant"). These requirements significantly impaired the ability of the Corporation to sell its properties and pay dividends in accordance with the Plan of Liquidation.

         Accordingly, in a transaction (the "Accotel Transaction") designed to facilitate the liquidation of the Corporation and provide dividends to stockholders, on January 15, 2003, a joint venture owned by the Shelbourne OPs acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties which are triple net leased to an affiliate of Accor S.A. (the "Accor S.A. Properties"). The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by Shelbourne Properties I L.P., the Operating Partnership and Shelbourne Properties III L.P., respectively. The Accor S.A. Properties were also subject to existing mortgage indebtedness in the principal amount of approximately $74,220,000.

         The Accor S.A. Properties were acquired for the benefit of the holder of the Class A Units as they provide sufficient debt to be guaranteed by the holder of the Class A Units. Except as indicated below, the Class A Unitholder will ultimately be the sole owner of the joint venture. In connection with the Accotel Transaction, the terms of the Class A Units were amended to (i) eliminate the liquidation preferences (as the cost of the interest in the Accor S.A. Properties which was borne by the Shelbourne OPs satisfied the liquidation preference) and
         (ii) eliminate the Debt and Asset Covenant. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the Shelbourne OPs to purchase

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


         THE ACCOTEL TRANSACTION (CONTINUED)
         -----------------------------------

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

         The holder of the Class A Units has the right, which right must be exercised by no later than July 28, 2004, to require that the Shelbourne OPs acquire other properties for the Class A Unitholder's benefit at an aggregate cash cost to the Shelbourne OPs of not more than $2,500,000 (approximately $1,015,000 of which would be paid by the Operating Partnership). In that event, the Accor S.A. Properties would not be held for the benefit of the holder of the Class A Units and the Companies would seek to dispose of these properties as part of the liquidation of the Companies. Accordingly, if the Class A Unitholder were to exercise this option, there is a risk that the Companies' interest in the Accor S.A. Properties could not be sold for their original purchase price.

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

         THE PLAN OF LIQUIDATION- PROPERTY SALES
         ---------------------------------------

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

         TMR Warehouse, Hilliard, Ohio. On January 31, 2003, the Hilliard, Ohio, property, which was owned by Tri-Columbus Associates, a joint venture in which the Corporation holds a 20.66% interest, was sold for a gross sales price of $4,600,000. After satisfying the debt encumbering the property of $2,300,000 (of which the Corporation was responsible for $475,180), closing adjustments and other closing costs, net proceeds were approximately $2,063,000, $426,330 of which is attributable to the Corporation's interest. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

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

         Century Park I. On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Corporation indirectly held a 50% interest, sold its property located in San Diego, California for a gross sales price of $29,750,000. The loan encumbering this property required that a payment of $20,000,000 be made to pay down the loan. After such payment, closing adjustments and other closing costs, net proceeds were $9,403,450 of which the Operating

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003

         THE PLAN OF LIQUIDATION- PROPERTY SALES (CONTINUED)
         ---------------------------------------------------

         Partnership was allocated $4,701,725. The joint venture recognized an accounting gain of $20,394,138 of which $10,261,579 was allocated to the Corporation and is reported in equity income from joint venture.

         Grove City. On June 18, 2003, the Grove City, Ohio property, which was owned by Tri-Columbus Associates was sold for a gross sales price of $4,090,000. The loan encumbering this property required principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs the net proceeds were $3,938,286. As a result, the required principal payment was $3,544,457 of which the Corporation was allocated $732,285. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $81,365. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition, on February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the "Companies") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries of each of the Companies (the "Borrowers") entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% or Fleet's prime rate (but not less than 5%) plus 1%. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one-year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

         At September 30, 2003, the Loan is secured by mortgages on the Company's Richmond, Virginia property; Matthews, North Carolina property, the property held by Seattle Landmark Joint Venture and the property held by Tri-Columbus Associates, as well as certain other properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Shelbourne OPs and the Companies have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 of which the Corporation was responsible for $23,304,163.

         Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne OPs have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

         At September 30, 2003, the outstanding balance due on the Loan was $31,455,543 of which $11,349,257 was allocable to the Company and the interest rate on the Loan was 3.875%.

         The Company had $2,767,099 in cash and cash equivalents at September 30, 2003 of which $1,926,782 was classified as restricted cash. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents decreased by $8,131,396 during the nine months ended September 30, 2003. As discussed further below, the decrease resulted from $58,326,667 of net cash used in investing activities which more than offset $48,656,235 of net cash provided by operating activities and $1,539,036 of net cash provided by investing activities.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
         -------------------------------------------

         In addition to the cash and cash equivalents reported at September 30, 2003, the Corporation's joint ventures held cash at September 30, 2003 of which the Corporation's allocable share was $322,109.

         Currently, the Corporation's primary sources of funds are rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. Rents collected from tenants for the nine months ended September 30, 2003 amounted to $1,812,298 as compared to $3,293,007 for the nine months ended September 30, 2002. The decrease is due to the sale of Sutton Square in December 2002 and Melrose Crossing I on February 28, 2003. Distributions in excess of earnings from joint venture investments increased by $5,730,506 to $11,599,358 for the nine months ended September 30, 2003 from $5,868,852 for the nine months ended September 30, 2002. The reason for the increase is due to the net cash received from the sale of properties owned by 568 Broadway Joint Venture, Century Park I Joint Venture and Tri-Columbus Associates during 2003.

         Cash provided by investing activities were the result of the sale of Melrose Crossing I which generated proceeds of $3,125,632 which were partially offset by the investment in the Accotel transaction of $1,079,675 and by improvements to real estate at Commerce Plaza of $505,121 and $1,800 at Melrose Crossing I prior to its sale.

         Cash used in financing activities consisted of the dividends paid to shareholders of ($45,858,090), distributions made to Class A Unitholders ($38,491), the satisfaction of the Credit Facility ($23,779,343) and principal payments on the Loan ($10,732,285), which were partially offset by the Loan proceeds of $22,081,542.

         RESULTS OF OPERATIONS
         ---------------------

         Nine months ended September 30, 2003 vs. September 30, 2002
         -----------------------------------------------------------

         Net income

         The Corporation's net income available for common shareholders increased by $62,204,105 to $38,128,607 for the nine months ended September 30, 2003 from a net loss of $24,075,498 for the nine months ended September 30, 2002. The increase in net income available for common shareholders was due to a decrease in expenses as well as increases in gain on sale and equity income from joint ventures, which were partially offset by a decrease in rental revenue and a decrease in interest expense. The Corporation's net loss before equity income from joint ventures, interest and other income and net gain on sale of real estate was $273,325 for the nine months ended September 30, 2003 as compared to a net loss of $26,260,816 for the nine months ended September 30, 2002. Melrose Crossing I's activity for the nine months ended September 30, 2002 is classified as discontinued operations.

         Rental Revenue

         Rental revenues decreased by $1,239,168, or approximately 39%, to $1,976,938 for the nine months ended September 30, 2003 from $3,216,106 for the nine months ended September 30, 2002 due to the sale of Sutton Square in December 2002. Income for the nine months ended September 30, 2003 included $122,524 related to Sutton Square common area maintenance recoveries from tenants and percentage rent, compared to Sutton Square's full operations during the nine months ended September 30, 2002 which generated $1,357,577 in revenues. Additionally, Matthews Festival and Commerce Plaza combined rental revenue decreased by $91,727 which was partially offset by Melrose Crossing I's 2003 rental revenue prior to its sale of $86,153 being included in nine months ended September 30, 2003 rental revenues due to the Corporation using liquidation accounting.

         Costs and Expenses

         Costs and expenses for the nine months ended September 30, 2003 were $2,250,264, representing a decrease of $27,226,658 from the same period in 2002. The decrease is due principally to expenses incurred in 2002 of $23,049,398 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. Excluding expenses associated with the purchase of the Advisory Agreement, expenses for the nine months ended September 30, 2002 were $6,427,524. Therefore, without giving effect to the costs incurred in 2002 for the purchase of the Advisory Agreement, expenses decreased by $4,177,260 for nine months ended September 30, 2003

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


         RESULTS OF OPERATIONS (CONTINUED)
         ---------------------------------

         Costs and Expenses (Continued)

         compared with the same period in 2002. The decrease is primarily due to reduced administrative expenses, the cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year partially offset by an increase in operating expenses.

         Operating expenses increased by $406,233, which was primarily due the expensing of improvements made to Matthews Festival. These improvements were expensed instead of capitalized because the incurrence of these costs did not increase the estimated net realizable value of the property. The increase was partially offset by the sale of Sutton Square in December 2002, resulting in the Company incurring no operating expenses at the property.

         Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore, the Corporation incurred no depreciation and amortization for the nine months ended September 30, 2003 as compared to $1,214,209 for the same period in 2002.

         Partnership asset management fees and transaction management fees decreased to $150,000 for the nine months ended September 30, 2003 from $365,832 for the same period in 2002. In 2002, prior to the Transaction, the fees were based on 1.25% of the Corporation's gross asset value, which amounted to $157,582 during 2002 and effective February 14, 2002, after the Transaction, were based on fixed asset management fee of $27,778 per month which amounted to $208,250 for the period beginning February 15, 2002 through September 30, 2002. The total asset management fee and transition management fees paid for the nine months ended September 30, 2002 were $365,832. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

         Administrative costs decreased to $822,903 for the nine months ended September 30, 2003 from $4,107,466 for the same period in 2002. This reduction is due to certain costs incurred in 2002 in connection with the Transaction and legal, professional and consulting fees incurred in 2002. Property management fees decreased to $53,761 from $104,900 for the nine month periods ending September 30, 2003 and 2002, respectively. The decrease is due to the sale of Sutton Square in December 2002 and Melrose Crossing I in February 2003.

         Gain on Sale of Real Estate

         The gain on sale of $846,202 for the nine months ended September 30, 2003 was due to the sale of Melrose Crossing I during the nine months ended September 30, 2003.

         Non-Operating Income and Expenses

         Equity income from investments in joint ventures increased by $34,930,934 to $38,042,021 for the nine months ended September 30, 2003 as compared to $3,111,087 for the nine months ended September 30, 2002. This is primarily due to 568 Broadway Joint Venture, in which the Corporation indirectly held a 38.925% interest, selling its property on February 28, 2003. The joint venture recognized a gain on sale of $67,746,480 of which $26,702,093 was allocated to the Corporation. The increase in income from investments in joint ventures is also attributable to the Corporation's joint venture investment in Century Park I Joint Venture, in which the Corporation held a 50% indirect interest, which sold its property located in San Diego, CA on April 29, 2003. The joint venture recognized a gain on sale of $20,394,138 of which the $10,261,579 was allocated to the Corporation.

         Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture of $1,908,144 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due to the recognition of only two months of revenue and expenses in 2003 resulting from the sale of its property on February 28, 2003.

         Excluding the gain on sale, the Corporation experienced a decrease in equity income from Century Park I Joint Venture of $153,909 for the nine months ended September 30, 2003 as compared to the nine months ended

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


         RESULTS OF OPERATIONS (CONTINUED)
         ---------------------------------

         Non-Operating Income and Expenses (Continued)

         September 30, 2002 due to the recognition of only four months of revenue and expenses in 2003 resulting from the sale of its property on April 29, 2003.

         The Corporation's joint venture investment in Seattle Landmark Joint Venture, in which the Corporation owns a 50% indirect interest, experienced a decrease in equity income of $37,119. This decrease is the result of improvements to the property. The cost of these improvements were expensed instead of capitalized because they are not expected to increase the property's net realizable value.

         The Corporation's joint venture investment in Tri-Columbus Associates, in which the Corporation holds a 20.66% interest, sold its property located in Hilliard, Ohio and its property located in Grove City, Ohio. The joint venture recognized no gain or loss on sale as the as the joint venture's properties were previously written down to their net realizable value.

         The Corporation experienced an increase in equity income from Tri Columbus Associates in the amount of $66,433 due to increased rental revenue and the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

         During the first nine months of 2003, interest expense amounted to $494,064, which consisted of $122,929 paid in connection with the Credit Facility and $371,135 incurred in connection with the Loan, as compared to $744,912 for the first nine months of 2002. The interest incurred during 2002 was comprised of $215,768 related to the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreement and interest of $529,144 in connection with the Credit Facility.

         Interest income decreased to $45,673 during the nine months ended September 30, 2003 from $139,177 during the nine months ended September 30, 2002 due to lower cash balances being invested and lower yields.

         Other income for the nine months ended September 30, 2003 was $591 as compared to $548 for the nine months ended September 30, 2002.

         THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002
         ------------------------------------------------------------

         Net income

         The Corporation's net income available for common shareholders increased by $52,701 to a net income of $269,522 for the three months ended September 30, 2003 from $216,821 for the three months ended September 30, 2002. The increase in net income available to common shareholders was due to decreases in costs and expenses, interest expense and loss from discontinued operations, which were partially offset by a decrease in rental revenue and a decrease in equity income from joint ventures. The Corporation's income before equity income from joint ventures, gain on sale of real estate, interest and other income was $104,650 for the three months ended September 30, 2003 as compared to a loss of $574,241 for the three months ended September 30, 2002. Melrose Crossing I's activity for the three months ended September 30, 2002 is classified as discontinued operations.

         Rental Revenue

         Rental revenues decreased $333,088, or approximately 34%, to $656,272 for the three months ended September 30, 2003 from $989,360 for the three months ended September 30, 2002. This decrease is due to the sale of Sutton Square in December 2002 resulting in a decrease in rental revenue of $430,918 that was partially offset by Matthews Festival and Commerce Plaza combined rental revenue increasing by $96,202.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003



         RESULTS OF OPERATIONS (CONTINUED)
         ---------------------------------

         Costs and Expenses

         Costs and expenses for the three months ended September 30, 2003 amounted to $551,622, representing a decrease of $1,011,979 from the same period in 2002. The decrease is primarily due to reduced administrative expenses as a result of legal, professional and consulting fees incurred during the three months ended September 30, 2002 and not incurred during the three months ended September 30, 2003. The cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year also contributed to the reduction of in costs and expenses along with the sale of certain properties.

         Operating expenses increased by $52,754 for the three months ended September 30, 2003 as compared to September 30, 2002 primarily as a result of the expense of $69,742 for improvements to Matthews Festival. These costs were not capitalized as the improvements are not expected to increase net realizable value of the property. The increase was largely offset by the sale of Sutton Square in December 2002 resulting in the company incurring no operating expenses at the property.

         Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore for the Corporation incurred no depreciation and amortization for the three months ended September 30, 2003 as compared to $485,730 for the same period in 2002.

         Partnership asset management fees decreased to $50,000 for the three months ended September 30, 2003 from $83,300 for the same period in 2002 due to a reduction in the fixed asset management fee effective October 1, 2002 from $83,300 to $50,000 per quarter.

         Administrative costs decreased to $172,336 for the three months ended September 30, 2003 from $719,235 for the same period in 2002. This reduction is due to the legal, professional and consulting costs not incurred in 2003 that were incurred in 2002. Property management fees decreased to $18,780 from $33,384 for the periods ending September 30, 2003 and 2002 respectively. The decrease is due primarily to the sale of Sutton Square in December 2002 and Melrose Crossing I in February 2003.

         Non-Operating Income and Expenses

         Equity income from investments in joint ventures decreased by $862,138 to $285,068 for the three months ended September 30, 2003 as compared to $1,147,206 for the three months ended September 30, 2002. The Corporation experienced a decrease of $714,716 in equity income from its joint venture investment in 568 Broadway Joint Venture, in which the Corporation held a 38.925% indirect interest, for the three months ended September 30, 2003 as compared to the same period ended in 2002. This decrease is due to the sale of its property on February 28, 2003.

         The Corporation experienced a decrease in equity income from Century Park I Joint Venture of $137,899 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due to the sale of its property on April 29, 2003.

         The Corporation's joint venture investment in Seattle Landmark Joint Venture, in which the Corporation owns a 50% indirect interest, experienced a decrease in equity income of $7,477 primarily due to less rental revenue, which was substantially offset by the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

         The Corporation experienced a decrease in equity income from Tri-Columbus Associates in the amount of $2,046 due to less rental revenue due to the sale of two properties owned by the joint venture prior to the third quarter, offset by the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

         During the third quarter of 2003 interest expense of $114,803 was incurred in connection with the Loan. The interest expense for the third quarter of 2002 of $317,701 was incurred in connection with the Credit Facility.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


         RESULTS OF OPERATIONS (CONTINUED)
         ---------------------------------

         Non-Operating Income and Expenses (Continued)

         Interest income decreased to $7,578 during the three months ended September 30, 2003 from $43,760 during the three months ended September 30, 2002 due to lower cash balances being invested and lower yields.

         Inflation

         Inflation is not expected to have a material impact on the operations or financial position of the Corporation.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's long-term debt bears interest at a floating rate, and therefore the Corporation is exposed to the risk of interest rate changes. At September 30, 2003, borrowings allocated to the Corporation under the Loan totaled $11,349,257 and initially bore an interest rate of LIBOR plus 2.75%. Based on the balance allocated to the Corporation on the Loan at November 12, 2003 and the interest rate at that date, a 10% increase in LIBOR would increase the Corporation's interest expense in 2003 by approximately $12,768. Conversely, a 10% decrease in LIBOR would decrease the Corporation's interest expense in 2003 by the same amount. The gain or loss the Corporation ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Corporation does not utilize derivative financial instruments.

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

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003



PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended September 30, 2003.

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Shelbourne Properties II, Inc.
                                   (Registrant)


Dated: November 12, 2003                By:      /S/ Michael L. Ashner
                                                 ---------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                         SHELBOURNE PROPERTIES II, INC.
                          FORM 10Q- SEPTEMBER 30, 2003





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