Form 10-K
period 2003-12-31
SHELBOURNE PROPERTIES II INC
filed 2004-03-26
CIK 1106037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________.

                         Commission File Number: 0-15753

                         SHELBOURNE PROPERTIES II, INC.
             (Exact name of registrant as specified in its charter)



                       Delaware                                                        04-3502382
-------------------------------------------------------             --------------------------------------------------
           (State or other jurisdiction of                                (I.R.S. Employer Identification No.)
            incorporation or organization)

             7 Bulfinch Place - Suite 500
                      Boston, MA                                                          02114
-------------------------------------------------------             --------------------------------------------------
       (Address of principal executive offices)                                        (Zip Code)

                                                      (617) 570-4600
                                      ------------------------------------------------
                                    (Registrant's telephone number, including area code)


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

As of March 1, 2004, there were 894,792 common shares of beneficial interest outstanding

At June 30, 2003, the aggregate market value of the common shares of beneficial interest held by non-affiliates was $15,976,243.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                         SHELBOURNE PROPERTIES II, INC.
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K

    ITEM OF FORM 10-K                                                                            PAGE

                                     PART I
    1.      Business                                                                                       5
    2.      Properties                                                                                    19
    3.      Legal Proceedings                                                                             21
    4.      Submission of Matters to a Vote of Security Holders                                           21

                                     PART II

    5.      Market for Corporation's Common Equity and Related Stockholder Matters                        22
    6.      Selected Financial Data                                                                       24
    7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                   26
    7A.     Quantitative and Qualitative Disclosures Regarding Market Risk                                36
    8.      Financial Statements                                                                          36
    8A.     Controls and Procedures                                                                       36
    9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                         36

                                    PART III

    10.     Directors and Executive Officers of the Corporation                                          37
    11.     Executive Compensation                                                                       39
    12.     Security Ownership of Certain Beneficial Owners and Management                               40
    13.     Certain Relationships and Related Transactions                                               41
    14.     Principal Accountant Fees and Services                                                       44

                                     PART IV

    15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            45
            (a) Financial Statements and Financial Statement Schedules
            (b) Reports on Form 8-K
            (c) Exhibits

            Signatures                                                                                  47
            Exhibit Index                                                                               48

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

                                     PART I

ITEM 1.  BUSINESS

         In this Form 10-K, the terms "we," "us," "our" and "our company" refer either to the combined operations of all of Shelbourne Properties II, Inc., Shelbourne Properties II GP LLC and Shelbourne Properties II L.P. or to Shelbourne Properties II, Inc., independently, as the context requires.

                                    OVERVIEW

         Our company, Shelbourne Properties II, Inc., a Delaware corporation (the "Corporation"), was formed on February 8, 2001 and is engaged in the business of operating and holding for investment previously acquired income-producing properties. As of March 24, 2004, we operate and hold one office building, a 50% interest in an office building and one shopping center. In addition, the Corporation owns an interest in 20 motel properties that are triple-net leased to an affiliate of Accor S.A. See "Corporate History-The Accotel Transaction" and "Item 2. Properties" for a description of our properties.

         We own our property portfolio through our directly and indirectly wholly owned subsidiary, Shelbourne Properties II L.P. (the "Operating Partnership"), a Delaware limited partnership. The Operating Partnership owns our property portfolio directly or through joint ventures with affiliated entities (Shelbourne Properties I L.P. and Shelbourne Properties III L.P.). The general partner of the Operating Partnership is Shelbourne Properties II GP LLC, a Delaware limited liability company that is wholly-owned by the Corporation.

         Our primary business objective is to maximize the value of our common stock. Prior to October 29, 2002, we sought to achieve this objective by managing our existing properties, making capital improvements to and/or selling properties and by making additional real estate-related investments. On October 29, 2002, the stockholders of the Corporation adopted a plan of liquidation. Accordingly, on such date the Corporation was dissolved and has been seeking to liquidate its assets. Since October 29, 2002, the Corporation has sold its properties located in Raleigh, North Carolina; Hilliard, Ohio; New York, New York; Melrose Park, Illinois; San Diego, California; Grove City, Ohio and Orange, Ohio. It is expected that the remaining properties will be sold at such time as market conditions enable the Corporation to maximize the sale price. See "Corporate History-The HX Transaction; The Plan of Liquidation" below.

         Our Board of Directors currently consists of six directors. See "Employees" below for information relating to the provision by affiliates of property management services, asset management services, investor relation services and accounting services to us.

         The Corporation has operated with the intention of qualifying as a real estate investment trust for U.S. Federal Income Tax purposes ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

         We have adopted a plan of liquidation that requires us to liquidate all of our assets and liabilities by October 29, 2004. Dividends paid during our liquidation generally will not be taxable to the stockholder until the dividends paid exceed the adjusted tax basis in the stockholder's shares, and then will be taxable as long-term capital gain assuming the shares as capital assets have been held for more than 12 months when the stockholder receives the dividend as a result of the adoption of the plan of liquidation. As a result of the sale of substantially all of our assets and in light of the costs associated with maintaining public company, it is expected that our remaining assets will be transferred to a liquidating trust as early as April 2004 and in lieu of owning shares, each stockholder will own a beneficial interest of an equivalent percentage in the liquidating trust. In this regard, on March 17, 2004, the holder of the Class A Units agreed to retain its beneficial ownership of the motel properties and relinquish its right to require the acquisition of other properties, thereby enabling the Corporation to set up liquidating trusts to complete its liquidation as early as April 16, 2004. See, "Property Sales/Acquistions-The Accotel Transaction" below. Accordingly, at such time as the assets of the Corporation are distributed to a liquidating trust, which is presently expected to be April 16, 2004, the transferability of interests in the trust will be significantly restricted as compared to the shares in the Corporation, and the stockholders, as holders of beneficial interests, will be required to include in their own income their pro rata share of the trust's taxable income whether or not that amount is actually distributed by the trust in that year. Further, for federal income tax purposes, on April 16, 2004, each stockholder of the Corporation on the Record Date will be deemed to have received a pro rata share of the assets of the Corporation to be transferred to the Liquidating Trust, reduced by such stockholder's pro rata share of the liabilities of the Corporation assumed by the Liquidating Trust. Based on the estimates used by management to determine net realizable value of the Corporation's assets at December 31, 2003, the estimated net realizable value of the Corporation is approximately $17.4 million or $17.04 per common share. The foregoing estimate is based on the carrying values of the current assets of the Corporation as well as the current account payables of the Corporation and estimates as to future costs associated with transferring the assets to the Liquidating Trust, maintaining the Liquidating Trust and insurance coverage. Accordingly, the ultimate value realized may be significantly less or more than the estimated amount.

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

         In 1986 and 1987, the Predecessor Partnership offered 800,000 units of limited partnership interests (the "Units"). Upon final admission of limited partners, the Predecessor Partnership had accepted subscriptions for 588,010 units for an aggregate of $147,002,500 in gross proceeds, resulting in net proceeds from the offering of $142,592,500 (gross proceeds of $147,002,500 less organization and offering costs of $4,410,000). Subsequent to the conversion discussed below, the Units were converted into shares of the Corporation on a two for one basis. Throughout the rest of this document, rather than referring to Units, we will refer to shares on a converted basis. The Predecessor Partnership invested substantially all of its total adjusted net proceeds, after establishing a working capital reserve, in real estate.

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

         As amended, the Predecessor Partnership Agreement (a) provided for a Partnership Asset Management Fee payable to the Predecessor General Partners or their affiliates commencing with the year ended December 31, 2000 equal to 1.25% of the Gross Asset Value of the Predecessor Partnership (as defined in that agreement) and a fixed 1999 Partnership Asset Management Fee of $973,293 ($312,139 less than the amount that would have been paid under the pre-amendment formula) and (b) fixed the amount that the Predecessor General Partners would be liable to pay to limited partners upon liquidation of the Predecessor Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As amended, the Predecessor Partnership Agreement provided that, upon a reorganization of the Predecessor Partnership into a REIT or other public entity, the Predecessor General Partners would have no further liability to pay the Fee Give-Back Amount. As a result of the conversion of the Predecessor Partnership into a REIT on April 17, 2001, as described below, the Predecessor General Partners' liability to pay the Fee Give-Back Amount was extinguished.

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

         On April 17, 2001, the conversion was accomplished by merging the Predecessor Partnership into the Operating Partnership. Pursuant to the merger, each limited partner of the Predecessor Partnership received two shares of stock of the Corporation for each Unit they owned and the Predecessor General Partners received an aggregate of 61,896 shares of stock in the Corporation in exchange for their general partner interests in the Predecessor Partnership. In connection with the merger, the Company entered into an advisory agreement (the "Advisory Agreement") with Shelbourne Management, LLC ("Shelbourne Management") to provide accounting, asset management, treasury, cash management and investor related services management to the Company. Shelbourne Management is a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), which was also the sole stockholder of Presidio. The Advisory Agreement had a term of 10 years and provided for fees payable to Shelbourne Management of (1) the Asset Management Fee previously payable to the Predecessor General Partners or their affiliates, (2) $200,000 for non-accountable expenses and (3) reimbursement of expenses incurred in connection with performance of its services. In addition, Shelbourne Management was entitled to receive a property management fee equal to up to 6% of property revenues.

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

         Pursuant to the Transaction, for the Advisory Agreements and the PCIC Shares, the Companies paid PCIC an aggregate of $44,000,000 in cash, issued preferred partnership interests in their respective operating partnerships with an aggregate liquidation preference of $2,500,000, and issued notes with a stated amount between approximately $54,300,000 and $58,300,000, depending upon the timing of the repayment of the notes. These notes were subsequently satisfied for $54,300,000 from the proceeds of the Hypo Loan described below.

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

         Subsequently, on July 29, 2002, Longacre Corp. ("Longacre") commenced a lawsuit individually and derivatively against the Companies, their boards, HX Investors, and Exeter seeking preliminary and permanent injunctive relief and monetary damages based on purported violations of the securities laws and mismanagement related to the tender offer by HX Investors, the Stock Purchase Agreement, and the Plan of Liquidation. The suit was filed in federal district court in New York, New York. On August 1, 2002, the court denied Longacre's motion for a preliminary injunction, and the court dismissed the lawsuit on September 30, 2002, at the request of Longacre.

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

         On August 5, 2002, the Corporation entered into an amendment to the Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $62.00 to $73.85. The amendment also reduced the Incentive Fee payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $66.25 per share Priority Return to stockholders of the Corporation plus interest thereon compounded quarterly at 6% per annum (the "Priority Return"), and included certain corporate governance provisions. After giving effect to dividends paid from August 19, 2002 to March 24, 2004, the remaining unpaid per share Priority Return to stockholders is $3.20.

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

         On October 29, 2002, the stockholders of the Corporation approved the Plan of Liquidation. As a result, the Operating Partnership has been seeking, and will seek to, sell its remaining properties at such time as it is believed that the sale price for such property can be maximized. Since the adoption of the Plan of Liquidation, the Corporation has sold its properties located in Raleigh, North Carolina; Hilliard, Ohio; New York, New York; Melrose Park, Illinois; San Diego, California; Grove City, Ohio; and Orange, Ohio, and has paid dividends totaling $65.25 as follows: $14.00 per share on November 21, 2002, $14.50 on January 31, 2003, $30.00 on March 18, 2003 and $6.75 on July 9,
2003. Pursuant to the Plan of Liquidation, if all of the assets of the Corporation are not disposed of prior to October 29, 2004, the remaining assets will be placed in a liquidating trust and the stockholders of the Corporation will receive a beneficial interest in such trust in total redemption of their shares in the Corporation.

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

         The Fleet Loan. Under the terms of the Credit Facility, upon the sale of the New York, New York property which was sold on February 28, 2003, the proceeds from such sale would first have been required to satisfy the Credit Facility. As a result, upon the sale of the New York property, the Corporation risked not being able to satisfy the requirements to maintain its REIT status as it was likely that dividends in 2003, absent unforeseeable occurrences, would not have been equal to at least 90% of the Corporation's ordinary taxable income. Accordingly, on February 20, 2003, in a transaction designed to alleviate this problem as well as provide flexibility to the Companies in implementing their respective plans of liquidation, direct and indirect subsidiaries of each of the Companies (the "Borrowers") entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Fleet Loan"). The entering into of this Fleet Loan transaction enabled 100% of the net proceeds from the sale of its 568 Broadway Joint Venture (the New York property) to be paid as a dividend by the Corporation as the New York property was not security for the Fleet Loan.

         The Borrowers were jointly and severally liable for the repayment of the amounts due under the Fleet Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Fleet Loan. The proceeds of the Fleet Loan were used to satisfy the Credit Facility that had an aggregate balance due of $37,417,249. The Credit Facility was satisfied by delivery of $27,417,249 in cash and a $10,000,000 note from 568 Broadway Joint Venture (the "568 Note"), which note was then acquired by Manufacturers Traders and Trust Company. In connection with the assignment of the 568 Note, the purchase agreement with respect to the property held by 568 Joint Venture was amended to provide that the buyer would acquire the property subject to the 568 Note and would receive a credit of $10,000,000 at closing. After satisfying the Credit Facility, establishing a capital improvements reserve of $5,000,000 in the aggregate ($2,637,500 of which is allocable to the Corporation), a $10,000,000 reserve ($3,892,500 of which is allocable to the Corporation) to be released upon the earlier of the sale of the 568 Property or the satisfaction of the 568 Note and costs associated with consummating the Fleet Loan, the net proceeds received by the Companies was approximately $11,000,000 in the aggregate, which proceeds, together with the $10,000,000 reserve that was released from escrow on March 3, 2003, were paid to stockholders as part of the March 2003 dividend.

         The Fleet Loan was subsequently satisfied on December 11, 2003 from the proceeds of the sales of properties owned by the Corporation, Shelbourne Properties I, Inc., and Shelbourne Properties III, Inc. as mandated by the Plan of Liquidation. The remaining balance in the capital improvement reserve of $4,260,819 was also released at that date of which $1,930,000 was allocable to the Corporation.

RELATED PARTY LOAN PAYABLE

         In connection with the Fleet Loan financing, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans. Under the terms of the Fleet Loan, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. were required to utilize a portion of their proceeds generated by property sales to make principal payments on the Fleet Loan on behalf of the Corporation. In accordance with the terms of the Indemnity, Contribution and Subrogation Agreements, the portion of the Corporation's principal payments made by Shelbourne Properties I, Inc., in the amount of $1,349,257, and Shelbourne Properties III, Inc., in the amount of $5,371,444 are recorded as loan payables that are secured by the Corporation's interests in the entities that own its properties. The principal and accrued interest due to Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. at December 31, 2003 are $1,352,307 and $5,383,586, respectively. The loans payable require payment of interest under the same terms as the Fleet Loan, which is LIBOR plus 2.75% (3.875% at December 31, 2003).

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

         Accordingly, in a transaction (the "Accotel Transaction") designed to facilitate the liquidation of the Corporation and provide dividends to stockholders, on January 15, 2003, a joint venture owned by the Shelbourne OPs acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties triple net leased to an affiliate of Accor S.A. The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by
Shelbourne Properties I L.P., the Operating Partnership and Shelbourne Properties III L.P., respectively. The properties are also subject to existing mortgage indebtedness in the principal amount of approximately $74,220,000.

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

         The holder of the Class A Units had the right, which right was to be exercised by no later than July 28, 2004, to require that the Shelbourne OPs acquire other properties for the Class A Unitholder's benefit at an aggregate cash cost to the Shelbourne OPs of not more than $2,500,000 (approximately $1,015,000 of which would be paid by the Operating Partnership). In that event, the Accor S.A. Properties would not be held for the benefit of the holder of the Class A Units and the Companies would seek to dispose of these properties as part of the liquidation of the Companies. Accordingly, if the Class A Unitholder were to exercise this option, there is a risk that the Companies' interest in the Accor S.A. Properties could not be sold for their original purchase price. On March 18, 2004, an agreement was entered into with the holder of the Class A Units pursuant to which the holder of the Class A Units elected to retain title to the Accor S.A. Properties. Accordingly, it is presently expected that on April 16, 2004, all assets of the Operating Partnership, other than its interest in the entity that indirectly holds title to the Accor S.A. Properties, will be distributed to the Corporation in full redemption of the Corporation's interest in the Operating Partnership and the Corporation will transfer such assets to a liquidating trust. In consideration of the Class A Unitholder electing to take title to the Accor S.A. Properties earlier than required, the Corporation waived its right to require the Class A Unitholder to reimburse it for up to $75,000 of costs associated with the acquisition of the Accor S.A. Properties and agreed to make a payment to the Class A Unitholder of approximately $41,667.

         The Liquidating Trust will also assume the Corporation's then remaining liabilities. It is presently contemplated that April 15, 2004 (the "Record Date") will be the last day of trading of the Corporation's common stock on the American Stock Exchange, and the Corporation's stock transfer books will be closed as of the close of business on such date.

         Under the terms of the proposed Trust Agreement, on April 16, 2004, each stockholder of the Corporation on the Record Date (each, a "beneficiary") automatically will become the holder of one unit of beneficial interest ("Unit") in the Liquidating Trust for each share of the Corporation's common stock then held of record by such stockholder. As provided in the Corporation's Plan of Liquidation, the holder of Class B Units in the Operating Partnership is entitled to receive 15% of all distributions made by the Corporation and the Liquidating Trust after such time as aggregate distributions by the Corporation and the Liquidating Trust from and after August 19, 2002 exceed a specified per share amount. After giving effect to dividends paid since August 19, 2002, the remaining unpaid per share amount as of March 15, 2004 was $3.21. After the specified per share amount has been received by beneficiaries, the holder of Class B Units will receive 15% of all subsequent distributions by the Liquidating Trust.

         After April 16, 2004, all outstanding shares of the Corporation's common stock will be deemed cancelled, and the rights of beneficiaries in their Units will not be represented by any form of certificate or other instrument. Stockholders of the Corporation on the Record Date will not be required to take any action to receive their Units. The Trustee will maintain a record of the name and address of each beneficiary and such beneficiary's aggregate Units in the Liquidating Trust. Subject to certain exceptions related to transfer by will, intestate succession or operation of law, the Units will not be transferable, nor will a beneficiary have authority or power to sell or in any other manner dispose of any Units.

         It is currently contemplated that the initial trustee (the "Trustee") of the Liquidating Trust will be Arthur N. Queler, who will receive a fee of $2,000 per month from the Liquidating Trust with a minimum aggregate fee during the existence of the Liquidating Trust of $40,000. Further, pursuant to the terms of the proposed Trust Agreement, the Trustee will have the exclusive right to cause the Liquidating Trust to take such other action as he deems advisable in connection with the liquidation of the remaining assets including, without limitation, incur indebtedness on behalf of the Liquidating Trust, sell its remaining assets, pay any and all expenses of the Liquidating Trust and appoint such agents and delegates such powers as he deems advisable. Kestrel Management, L.P. ("Kestrel"), the current asset and property manager for the Corporation will continue to provide asset and property management services to Liquidating Trust on the same terms as currently provided to the Corporation. Successor trustees may be appointed to administer the Liquidating Trust in accordance with the terms of the Liquidating Trust Agreement. It is expected that from time to time the Liquidating Trust will make distributions of its assets to beneficiaries, but only to the extent that such assets will not be needed to provide for the liabilities (including contingent liabilities) assumed by the Liquidating Trust. No assurances can be given as to the amount or timing of any distributions by the Liquidating Trust.

         For federal income tax purposes, on April 16, 2004, each stockholder of the Corporation on the Record Date will be deemed to have received a pro rata share of the assets of the Corporation to be transferred to the Liquidating Trust, subject to such stockholder's pro rata share of the liabilities of the Corporation assumed by the Liquidating Trust. Accordingly, on April 16, 2004 each stockholder will recognize gain or loss in an amount equal to the difference between (x) the fair market value of such stockholder's pro rata share of the assets of the Corporation that are transferred to the Liquidating Trust, reduced by such stockholder's pro rata share of the liabilities of the Corporation that are assumed by the Liquidating Trust, and (y) such stockholder's adjusted tax basis in the shares of the Corporation's common stock held by such stockholder on the Record Date. Based on the estimates used by management to determine net realizable value of the Corporation's assets at December 31 2003, the estimated net realizable value of the Corporation is approximately $17.4 million or $17.04 per common share. The foregoing estimate is based on the carrying values of the current assets of the Corporation as well as the current account payables of the Corporation and estimates as to future costs associated with transferring the assets to the Liquidating Trust, maintaining the Liquidating Trust and insurance coverage. Accordingly, the ultimate value realized may be significantly less or more than the estimated amount.

         The Liquidating Trust is intended to qualify as a "liquidating trust" for federal income tax purposes. As such, the Liquidating Trust will be a complete pass-through entity for federal income tax purposes and, accordingly, will not itself be subject to federal income tax. Instead, each beneficiary will take into account in computing its taxable income, its pro rata share of each item of income, gain, loss and deduction of the Liquidating Trust, regardless of the amount or timing of distributions made by the Liquidating Trust to beneficiaries. Distributions, if any, by the Liquidating Trust to beneficiaries generally will not be taxable to such beneficiaries. The Trustee will furnish to beneficiaries of the Liquidating Trust a statement of their pro rata share of the assets transferred by the Corporation to the Liquidating Trust, less their pro rata share of the Corporation's liabilities assumed by the Liquidating Trust. On a yearly basis, the Trustee also will furnish to beneficiaries a statement of their pro rata share of the items of income, gain, loss, deduction and credit (if any) of the Liquidating Trust to be included on their tax returns.

         Property Sales. On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly the Corporation began selling its properties. Since the adoption of the Plan of Liquidation, the Company has sold the following properties:

         Sutton Square. On December 20, 2002, the Corporation sold its property located in Raleigh, North Carolina commonly referred to as Sutton Square for a gross sales price of $16,750,000. After making the required payment under the Credit Facility of $6,000,000, adjustments for taxes and rents and a credit to the purchaser for improvements, as well as closing costs, net proceeds to the Operating Partnership were approximately $10,000,000.

         568 Broadway. On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 38.925% interest, sold its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. After assumptions of the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $73,000,000, of which approximately $28,415,250 was allocated to the Operating Partnership.

         Melrose Park. Also on February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross sales price of $3,247,200. The Corporation received proceeds of $3,125,632 after closing costs. After closing adjustments, net proceeds were $2,934,617.

         Century Park I. On April 29, 2003, Century Park I Joint Venture, a joint venture in which the Corporation indirectly held a 50% interest, sold its property located in San Diego, California for a gross sales price of $29,750,000. The Fleet Loan required that a payment of $20,000,000 be made to pay down the loan. After such payment, closing adjustments and other closing costs, net proceeds were $9,403,450, of which the Operating Partnership was allocated $4,701,725.

         Tri-Columbus Associates. During 2003, a joint venture in which the Corporation held a 20.66% interest, sold all of its properties as described below.

         On January 31, 2003, the Hilliard, Ohio, property was sold for a gross sales price of $4,600,000. After making the required payment under the Credit Facility of $2,300,000 (of which the Corporation was responsible for $475,180), closing adjustments and other closing costs, net proceeds were approximately $2,063,000, $426,330 of which is attributable to the Corporation's interest.

         On June 18, 2003, the Grove City, Ohio property was sold for a gross sales price of $4,090,000. The Fleet Loan required principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs the net proceeds were $3,938,286. As a result, the required principal payment was $3,544,457 of which the Corporation was allocated $732,285. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $81,365.

         On December 11, 2003, the Orange, Ohio property was sold for a gross sales price of $13,900,000. After the required principal paydown of $9,200,000 of which the Corporation was allocated $1,900,720, closing costs and closing adjustments, the net proceeds amounted to $4,419,613, the Corporation was allocated $913,012.

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

EMPLOYEES

         Since the Corporation's inception, property management services, asset management services, investor relations services and accounting services have been provided to us by affiliates. See "Item 8. Financial Statements and Supplementary Data- Note 3" for additional information.

         Asset Management Services. For the period January 1, 2001 through April 16, 2001, an affiliate of the Predecessor General Partners, Resources Supervisory, provided Asset Management Services for an annual fee equal to 1.25% of the Predecessor Partnership's gross asset value. In addition, the Predecessor Partnership was obligated to (i) pay $200,000 for non-accountable expenses and
(ii) reimburse Resources Supervisory for expenses incurred in connection with the performance of its services.

         Effective April 17, 2001 through February 14, 2002, all asset management services, investor relations services and accounting services (the "Asset Management Services") were provided by Shelbourne Management pursuant to the terms of the Advisory Agreement. Under the terms of the Advisory Agreement, which agreement was approved by the stockholders of the Corporation in connection with the merger of the Predecessor Partnership with and into the Operating Partnership, Shelbourne Management received (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year, (2) $200,000 for non-accountable expenses and (3) reimbursement of expenses incurred in connection with performance of its services. See "The Predecessor Partnership" above.

         Effective February 14, 2002, the Advisory Agreement was contributed by Shelbourne Management to the Operating Partnership (see "The Presidio Transaction" above), Shelbourne Management ceased providing the Asset Management Services, and the Corporation retained PCIC to provide the Asset Management Services to the Corporation on a transitional basis at a reduced fee of $333,333 per annum.

         Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel began providing the Asset Management Services for an annual fee of $200,000. Kestrel is an affiliate of our current Chief Executive Officer.

         Property Management Services. During the years ended December 31, 2001, 2002 and 2003 property management services have been provided by Kestrel. For providing property management services, as approved by the stockholders of the Corporation in connection with the merger of the Predecessor Partnership with and into the Operating Partnership, Kestrel is entitled to receive a fee of up to 3% of the applicable property's revenues. Personnel at the properties perform services for the Corporation at the properties. Salaries for such on-site personnel are reimbursed by the Corporation.

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


         WE CANNOT ASSURE THE AMOUNTS OR TIMING OF LIQUIDATING DIVIDENDS.

         The Plan of Liquidation may not yield liquidating dividends equal to or greater than the recent market prices of the shares of common stock of the Corporation. In addition, the ability to sell real estate assets depends, in some cases, on the availability of financing to buyers on favorable terms. If such financing is not available, it may take longer than expected to sell our assets at desirable prices, and this may delay our ability to make liquidating dividends. There can be no assurance that we will be successful in disposing of our remaining assets for values approximating those currently estimated by us or that related liquidating dividends will occur within the currently estimated timetable.

         THE AMOUNTS AND TIMING OF THE LIQUIDATING DIVIDENDS MAY BE ADVERSELY AFFECTED BY LIABILITIES AND INDEMNIFICATION OBLIGATIONS FOLLOWING ASSET SALES.

         In selling our assets, we may be unable to negotiate agreements that provide for the buyers to assume all of the known and unknown liabilities relating to the assets, including, without limitation, environmental and structural liabilities. In addition, if we agree to indemnify the buyers for such liabilities, we may be unable to limit the scope or duration of such indemnification obligations to desirable levels or time periods. As a result, we have from time to time determined, and we may in the future determine, that it is necessary or appropriate to reserve cash amounts or obtain insurance in order to attempt to cover the liabilities not assumed by the buyers and to cover potential indemnifiable losses. There can be no assurance that such reserves and insurance will be sufficient to satisfy all liabilities and indemnification obligations arising after the sale of our assets, and any such insufficiencies may have a material adverse affect on the amounts and timing of the liquidating dividends made to our stockholders.


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

         OUR BUSINESS IS SUBSTANTIALLY DEPENDENT ON THE ECONOMIC CLIMATES OF THREE MARKETS.

         As of March 24, 2004, our real estate portfolio consists of an office property in Richmond, Virginia, a 50% interest in an office property in Seattle, Washington and a retail property in Matthews, North Carolina. As a result, our business is substantially dependent on the economies of these markets. A material downturn in demand for office or retail space in any one of these markets could have a material impact on our ability to lease the office or retail space in our portfolio and may adversely impact our cash flows and operating results and, accordingly, sale prices.

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

         ENVIRONMENTAL PROBLEMS AT OUR PROPERTIES ARE POSSIBLE, THEY MAY BE COSTLY AND THEY MAY ADVERSELY AFFECT OUR OPERATING RESULTS, FINANCIAL CONDITION AND SALE PRICES.

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

         We currently have insurance for earthquake risks, subject to certain policy limits and deductibles, and will continue to carry such insurance if it is economical to do so. We cannot assure you that earthquakes may not seriously damage our properties, one of which is located in the State of Washington, historically an earthquake-prone area, and that the recoverable amount of insurance proceeds will be sufficient to fully cover reconstruction costs and losses suffered. Should an uninsured or underinsured loss occur, we could lose our investment in, and anticipated income and cash flows from our properties, but we would continue to be obligated to repay any recourse mortgage indebtedness on such properties.

         Additionally, although we generally obtain owner's title insurance policies with respect to our properties, the amount of coverage under such policies may be less than the full value of the remaining properties. If a loss occurs resulting from a title defect with respect to a property where there is no title insurance or the loss is in excess of insured limits, we could lose all or part of our investment in, and anticipated income and cash flows from, that property.

         THE TRANSFER OF OUR REMAINING ASSETS TO A LIQUIDATING TRUST WILL AFFECT THE LIQUIDITY OF YOUR OWNERSHIP INTERESTS, AND THE ANTICIPATION OF THAT TRANSFER MAY REDUCE THE PRICE OF OUR COMMON STOCK.

         The Corporation currently expects that not later than October 29, 2004 the Corporation will transfer and assign to a liquidating trust as designated by the Board of Directors all of its then remaining assets (which may include direct or indirect interests in real property) and liabilities, although there can be no assurance in this regard. After such a transfer to a liquidating trust, which could be as soon as April 1, 2004, all stock certificates that represent outstanding shares of our common stock will be automatically deemed to evidence ownership of beneficial interests in the liquidating trust. Beneficial interests in the liquidating trust will be non-certificated and non-transferable, except by will, intestate succession or operation of law. As a result, the beneficial interests in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association. In anticipation of such a transfer and the resulting illiquidity of the beneficial interests, some of our stockholders may desire to sell their shares of common stock. In such case, if the number of shares of our common stock for which sell orders are placed is high relative to the demand for such shares, there could be a material adverse affect on the price of the Corporation's common stock.


         OUR STOCKHOLDERS WILL FACE REDUCED LIQUIDITY AS OUR ASSETS ARE SOLD AND THE PROCEEDS ARE PAID TO THEM AS DIVIDENDS.

         As our assets are sold and the proceeds are paid to our stockholders as dividends, the market capitalization, "public float" and the market interest in our common stock by the investment community will diminish, thereby reducing the market price, the market demand and liquidity for shares of the common stock. Depending on the length of the liquidation process and our market capitalization, the American Stock Exchange may cause the common stock to be delisted at a later stage of the liquidation process.


                  WHERE CAN YOU FIND MORE INFORMATION ABOUT US?

The Corporation is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which means that the Corporation files periodic reports, including reports on Forms 10-K and 10-Q, and other information with the Securities and Exchange Commission ("SEC"). As well, the Corporation distributes proxy statements annually and files those reports with the SEC. You can read and copy these reports, statements and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549, as well as the regional offices at the Woolworth Building, 233 Broadway Ave., New York, New York 10279 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the Corporation has filed electronically with the SEC.

ITEM 2.  PROPERTIES

PROPERTY PORTFOLIO

         In addition to the Corporation's interest in the Accor S.A. Properties, as described below in "Item 1. Business - Property Sales/Acquisitions - The Accotel Transaction", the Corporation owned or held a Joint Venture interest in the following properties as of December 31, 2003:

         (1) COMMERCE PLAZA I

         On April 23, 1987, the Predecessor Partnership purchased a fee simple interest in Commerce Plaza I located in Richmond, Virginia. Commerce Plaza I is an office building located in the Commerce Center Business Park, an office park situated at the intersection of I-64, Glenside Drive and Broad Street in Henrico County, northwest of Richmond, Virginia. This area, referred to as the West End, contains established residential neighborhoods as well as corporate headquarters and many of Richmond's suburban office parks. Commerce Plaza I's building is constructed of steel with red brick facade and insulated bronze tinted glass. It is situated on a site of approximately 4.2 acres, has a net rentable area of approximately 85,000 square feet and provides parking for approximately 300 cars.

         (2) MATTHEWS TOWNSHIP FESTIVAL

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

         (3) SEATTLE TOWER

         On December 16, 1986, a joint venture (the "Seattle Landmark Joint Venture") comprised of the Predecessor Partnership and Intergrated Resources High Equity Partners - Series 85 ("HEP-85") acquired a fee simple interest in Seattle Tower, a commercial office building located in downtown Seattle ("Seattle Tower"). The Operating Partnership and Shelbourne Properties I, L.P. each have a 50% interest in the Seattle Landmark Joint Venture.

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

                                    OCCUPANCY

-----------------------------------------------------------------------------------------------------------------
PROPERTY                                                 12/31/2003            12/31/2002            12/31/2001
--------                                                 ----------            ----------            ----------
Commerce Plaza I                                            100%                  74%                   73%
Matthews Township Festival                                  66%                   68%                   64%
Seattle Tower Office Building                               87%                   80%                   90%


         The following table contains information for each tenant that occupies ten percent or more of the rentable square footage of any of our properties.

                                            PRINCIPAL           SQUARE FEET                         LEASE
                       NAME OF TENANT        BUSINESS            LEASED BY                        EXPIRATION       RENEWAL
     PROPERTY                               OF TENANT             TENANT        ANNUAL RENT          DATE          OPTIONS
--------------------------------------------------------------------------------------------------------------------------------

COMMERCE PLAZA       Branch Banking &     Banking                  9,416            $164,780         6/30/06       2-5 yr.
                     Trust

                     Inversys Controls    Appliance control       18,120            $322,340         1/31/04         None.
                     Co.                  manufacturer

                     Sinclair             Communications          12,931            $169,599         7/31/10         None.
                     Telecable/ Radio
                     One

                     National Clinical    Medical Clinic           9,645            $180,289         3/31/08         None.
                     Research

--------------------------------------------------------------------------------------------------------------------------------

MATTHEWS FESTIVAL    A&P (1)              Grocery retailer        40,526            $364,734        11/30/07       4-5 yr.
--------------------------------------------------------------------------------------------------------------------------------

SEATTLE TOWER        Electric Lightwave   Telephone               23,598            $510,545         8/31/09         None.
                                          switching company
--------------------------------------------------------------------------------------------------------------------------------

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

         On May 7, 2002, plaintiffs Grening and Hudson jointly filed a separate individual and class action in Delaware Chancery Court alleging that the Companies and the members of the Boards at that time had violated 8 Del. C. (ss.) 211 by failing to call and hold annual meetings of the stockholders within 13 months of the incorporation of the Companies, and had breached their fiduciary duties and the provisions of the Companies' Amended and Restated Certificates of Incorporation, by, inter alia, reducing and reorganizing the Companies' boards and issuing allegedly false and/or misleading statements and omissions of material facts in press releases and the 2001 Annual Reports filed with the Securities and Exchange Commission by each of the Companies. On May 29, 2002, the Court consolidated the claims pursuant to 8 Del. C. (ss.) 211 for purposes of discovery and trial with similar claims in a lawsuit brought in the same forum by HX Investors, L.P. ("HX Investors") and other stockholders against the Companies.

         The Companies vigorously defended all of the litigation, and, on July 1, 2002, HX Investors, the additional stockholders, the Companies, the additional defendants, and Ms. Grening entered into several related agreements pursuant to which the aforementioned actions by plaintiffs Grening, Hudson, and HX Investors were settled, subject, with respect to the class and derivative actions, to the approval of the Court. In connection with the settlement, among other things, NorthStar agreed to contribute up to $1 million for the payment of the class and derivative plaintiffs' attorneys' fees, expenses, and incentive fees as approved by the Court.

         The settlement with Ms. Grening was memorialized by letter agreement dated July 1, 2002, setting forth the agreement in principle. By letter agreement dated October 28, 2002, Plaintiff Thomas Hudson joined in the agreement in principle. On August 28, 2003, the settlement was approved by the Court and the case was dismissed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR COMMON STOCK

         In May 2001, our Common Stock began trading on the American Stock Exchange under the symbol "HXE". Prior to that date, there was no established trading market for interests in the Predecessor Partnership.

         The high and low sales prices per share of Common Stock are set forth below for the periods indicated.


QUARTER ENDED                                            HIGH                                    LOW
---------------------------------------------------------------------------------------------------------------------

March 31, 2002                                          $52.80                                 $35.00

June 30, 2002                                           $54.25                                 $50.10

September 30, 2002                                      $72.00                                 $53.75

December 31, 2002                                       $64.50                                 $53.25

March 31, 2003                                          $67.00                                 $28.15

June 30, 2003                                           $38.75                                 $22.00

September 30, 2003                                      $30.00                                 $16.50

December 31, 2003                                       $20.88                                 $16.65


         On March 24, 2004, the closing sale price of the Common Stock as reported by the American Stock Exchange was $18.80. The Corporation had approximately 2,475 holders of record of Common Stock as of March 24, 2004.

         The Corporation has authorized 2,500,000 shares of Common Stock, issued 1,237,916 shares with 894,792 shares outstanding at March 24, 2004.

DIVIDENDS

         Holders of Common Stock will be entitled to receive dividends if, as and when the Board of Directors authorizes and declares dividends. In connection with the settlement of the lawsuit brought by HX Investors L.P., the Operating Partnership issued to HX Investors Class B units which entitle HX Investors to receive 15% of all gross proceeds after payment to stockholders of the approximately $66.25 per share plus interest compounded quarterly at 6% per annum from August 19, 2002 ("Priority Return"). After giving effect to dividends paid from August 19, 2002 through March 24, 2004, the remaining unpaid per share Priority Return is $3.21.

         The following table sets forth the dividends paid or declared by the Corporation on its Common Stock for the previous two years:

                                                       STOCKHOLDER RECORD                        DIVIDEND / SHARE
     PERIOD ENDED                                             DATE
-----------------------------------------------------------------------------------------------------------------------

     March 31, 2002                                               -                                $   -
     June 30, 2002                                                -                                $   -
     September 30, 2002                                           -                                $   -
     December 31, 2002                                    November 15, 2002                        $14.00
     March 31, 2003                                        January 23, 2003                        $14.50
     March 31, 2003                                         March 10, 2003                         $30.00
     June 30, 2003                                          June 30, 2003                          $6.75
     September 30, 2003                                           -                                $   -
     December 31, 2003                                            -                                $   -


RECENT SALES OF UNREGISTERED SECURITIES

         There were no securities sold by us in 2003 that were not registered under the Securities Act.

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

                          Year Ended December 31,  Period 10/30/02  Period 1/1/02               Year Ended December 31,
                             Liquidation Basis       to 12/31/02     to 10/29/02                     Going Concern
                                   2003              Liquidation    Going Concern         2001            2000          1999
                                   ----                 Basis                             ----            ----          ----
----------------------------------------------------------------------------------------------------------------------------------

    Total Revenue (6)           $2,926,212(4)         $837,495(4)   $3,700,417(4)(6) $15,916,861(2)   $12,675,585    $12,800,623

    Net Income (Loss)
   Available for Common
       Stockholders             38,692,911            7,177,799      (23,815,147)     6,850,151(2)     4,103,276      3,852,480

  Net Income (Loss) per
       Common Share                43.24               8.02 (8)      (25.19) (7)          5.53            3.31          3.11

   Dividends per Common
        Share (1)                  51.25                14.00             -             2.11 (3)           -            1.16

       Total Assets             $27,087,918         $90,672,934(5)   $60,317,641      $70,681,975     $67,141,583    $63,413,501


(1) All dividends are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis prior to conversion to a REIT.

(2) Total revenues and net income for the year ended December 31, 2001 includes a $3,207,975 gain or $2.59 per share, from the sale of a property, Commonwealth Industrial Park.

(3) Dividends made from and after December 21, 2001 are based on the total shares issued and outstanding.

(4) Reflects the January 1, 2002 conversion to the equity method of accounting, as required under generally acceptable accounting principles due to the incurrence of debt. Prior to the conversion, the Corporation reported its investments in joint ventures using the pro rata consolidation method of accounting, under which revenues and expenses attributable to the joint ventures are presented on a pro rata basis in accordance with the Corporation's percentage of ownership together with the revenues and expenses of the Corporation's wholly-owned properties. Under the equity method of accounting, the net income attributable to the Corporation's investment in the joint ventures is presented as a single item on the statement of operations. If the change to the equity method of accounting had been made on January 1, 2001, revenues reported for 2001 have been reduced by $6,803,300. Total net income remains unchanged.

(5) Reflects the conversion to the liquidation basis of accounting under which real estate is reported to its estimated net realizable value. Prior to the conversion to the liquidation basis of accounting, real estate was reported at its historical cost, less accumulated depreciation and adjustments for impairment.

(6)      Total revenue for 2002 includes revenue from discontinued operations.

(7) Net Income (Loss) per Common Share was calculated using a weighted average shares outstanding of 945,583.

(8) Net Income (Loss) per Common Share was calculated using a weighted average of shares outstanding of 894,792.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with "Forward-Looking Statements" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                    OVERVIEW

         Shelbourne Properties II, Inc. was formerly a Delaware limited partnership, High Equity Partners L.P. - Series 86 ("HEP-86"), which was merged on April 17, 2001 with and into Shelbourne Properties II L.P., a Delaware limited partnership (the "Operating Partnership"). The Corporation holds its investment in its properties through the Operating Partnership in which it held a 99% direct interest and a 1% indirect interest at December 31, 2003. The 1% is held indirectly through the general partner of the Operating Partnership, Shelbourne Properties II GP LLC (the "General Partner"), of which the Corporation is the sole member.

         On February 14, 2002, the Corporation repurchased the shares of a major stockholder, Presidio Capital Investment Company LLC ("PCIC"), (the "Transaction"). As part of that repurchase, Shelbourne Management LLC, a wholly-owned subsidiary of PCIC, contributed to the Operating Partnership, the advisory agreement between the Corporation, the Operating Partnership, and Shelbourne Management LLC, dated as of April 17, 2001 (the "Advisory Agreement"), pursuant to which Shelbourne Management LLC had provided financial and investment advisory services to the Corporation and the Operating Partnership. As consideration for the purchase of the shares and the contribution of the Advisory Agreement, the Corporation paid $17,866,603 in cash and the Operating Partnership issued a note in the amount of $22,034,250 and issued 1,015.148 5% Class A Preferred Partnership Units (with a liquidation preference of $1,000 per unit) to Shelbourne Management LLC. As a result, until those preferred units are redeemed, Shelbourne Management LLC is entitled to receive quarterly distributions from the Operating Partnership at a rate of 5% per annum of the aggregate liquidation preference of its preferred units. The agreement governing the repurchase also provided for pre-payment penalties in the event that the Operating Partnership redeems these preferred units prior to February 14, 2007. As a result of a transaction that was consummated in January 2003, the 5% Class A Preferred Partnership Units were reclassified as Class A Partnership Units and modified to eliminate the liquidation preference and to significantly limit the events that could create a pre-payment penalty. The Class A Partnership Units are still entitled to receive quarterly distributions at a rate of 5% per annum.

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

         On October 29, 2002, the stockholders of the Corporation approved the Plan of Liquidation. As a result, the Corporation adopted liquidation accounting and the Operating Partnership has been seeking, and will seek, to sell its remaining properties at such time as it is believed that the sale price for such property can be maximized. Since the adoption of the Plan of Liquidation, the Corporation (a) has sold its properties located in Raleigh, North

Carolina; Hillard, Ohio; New York, New York; Melrose Park, Illinois; San Diego, California; Grove City, Ohio; and Orange, Ohio and (b) has paid dividends of $65.25 per share. Pursuant to the Plan of Liquidation, if all of the assets of the Corporation are not sold prior to October 29, 2004, the remaining assets will be placed in a liquidating trust and the stockholders of the Corporation will receive a beneficial interest in such trust in total redemption for their shares in the Corporation.

         The Corporation has operated with the intention of qualifying as a real estate investment trust for U.S. Federal Income Tax purposes ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

         We have adopted a plan of liquidation that requires us to liquidate all of our assets and liabilities by October 29, 2004. Dividends paid during our liquidation generally will not be taxable to the stockholder until the dividends paid exceed the adjusted tax basis in the stockholder's shares, and then will be taxable as long-term capital gain assuming the shares as capital assets have been held for more than 12 months when the stockholder receives the dividend as a result of the adoption of the plan of liquidation. As a result of the sale of substantially all of our assets and in light of the costs associated with maintaining a public company, it is expected that our remaining assets will be transferred to a liquidating trust as early as April 2004 and in lieu of owning shares, each stockholder will own a beneficial interest in the liquidating trust of an equivalent percentage. In this regard, on March 17, 2004, the holder of the Class A Units agreed to retain its beneficial ownership of the Accor S.A. Properties and relinquish its right to require the acquisition of other properties, thereby enabling the Corporation to set up liquidating trusts to complete its liquidation as early as April 16, 2004. In consideration of the Class A Unitholder electing to take title to the Accor S.A. Properties earlier than required, the Corporation waived its right to require the Class A Unitholder to reimburse it for up to $75,000 of costs associated with the acquisition of the Accor S.A. Properties and made a payment to the Class A Unitholder of approximately $41,667. Accordingly, at such time as the assets of the Corporation are distributed to a liquidating trust, which is presently expected to be April 16, 2004, the transferability of interests in the trust will be significantly restricted as compared to the shares in the Corporation, and the stockholders, as holders of beneficial interests, will be required to include in their own income their pro rata share of the trust's taxable income whether or not that amount is actually distributed by the trust in that year. Further, for federal income tax purposes, on April 16, 2004, each stockholder of the Corporation on the Record Date will be deemed to have received a pro rata share of the assets of the Corporation to be transferred to the Liquidating Trust, reduced by such stockholder's pro rata share of the liabilities of the Corporation assumed by the Liquidating Trust. Based on the estimates used by management to determine net realizable value of the Corporation's assets at December 31, 2003, the estimated net realizable value of the Corporation is approximately $17.4 million or $17.04 per common share. The foregoing estimate is based on the carrying values of the current assets of the Corporation as well as the current account payables of the Corporation and estimates as to future costs associated with transferring the assets to the Liquidating Trust, maintaining the Liquidating Trust and insurance coverage. Accordingly, the ultimate value realized may be significantly less or more than the estimated amount.


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


ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING
---------------------------------------------

         On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Since the sale of the properties located in Melrose Park, Illinois; Hilliard, Ohio; New York, New York; San Diego, California; Grove City, Ohio; and Orange, Ohio, the valuation of investments in joint ventures and real estate held for sale have been adjusted to reflect the remaining estimated costs of carrying out the liquidation as of December 31, 2003. Further adjustments were included in the December 31, 2003 Consolidated Statement of Changes in Net Assets. The valuation is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of December 31, 2003. During the year ended December 31, 2003, in addition to decreases due to the result of sales, the deferred gain was decreased by $968,196 to reflect revisions to the carrying value of real estate and joint ventures. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

         The anticipated gains which include any distributions payable to the Class B Unitholder associated with the adjustment in value of these real estate properties have been deferred until such time as a sale occurs. During the year ended December 31, 2003, the Corporation recognized actual gains of $846,203 on the sale of real estate and $37,125,122 included in equity income from joint ventures attributable to real estate sales. As a result of these sales, the Corporation's deferred gain at December 31, 2002 was reduced by $37,592,575 to $5,286,904.


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

         The reserve for additional costs associated with liquidation was reduced from $1,600,000 at December 31, 2002 to $1,500,000 at December 31, 2003.
The decrease is the result of (a) professional costs associated with obtaining the Fleet Loan of $504,926, (b) $2,067 incurred in connection with the payoff of the Fleet Loan, and (c) tax planning costs of $16,667 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction. These expenditures were partially offset by an increase in management's estimate of costs associated with executing the Plan of Liquidation of $423,660.


RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements, which will be effective for fiscal years beginning after May 15, 2002. This statement had no effect on the Corporation's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no material effect on the Corporation's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement had no material effect on the Corporation's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no material effect on the Corporation's financial statements.

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003). Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Corporation will be required to adopt FIN 46R in the first fiscal period ending after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Corporation does not expect that this will have a material impact on the Corporation's consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Corporation uses its working capital reserves and any cash from operations as its primary source of liquidity. On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly, the Corporation began to sell its properties.

         The Company had $1,242,698 in cash and cash equivalents at December 31, 2003. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents decreased by $9,655,797 during the year ended December 31, 2003. As discussed further below, the decrease resulted from $62,968,194 of net cash used in financing activities which more than offset $52,116,293 of net cash provided by operating activities and $1,196,104 of net cash provided by investing activities.

         In addition to the cash and cash equivalents reported at December 31, 2003, Seattle Landmark Joint Venture, in which the Corporation holds a 50% interest, held cash at December 31, 2003 of which the Corporation's allocable share was approximately $304,148.

         During 2003, the Corporation's primary sources of funds were rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. Rents collected from tenants for the year ended December 31, 2003 amounted to $2,459,531 as compared to $4,474,295 for the year ended December 31, 2002. The decrease is due to the sale of Sutton Square in December 2002 and Melrose Crossing I on February 28, 2003. Distributions in excess of earnings from joint venture investments increased by $8,230,635 to $15,209,006 for the year ended December 31, 2003 from $6,978,371 for the year ended December 31, 2002. The reason for the increase is due to the net cash received from the sale of properties owned by 568 Broadway Joint Venture, Century Park I Joint Venture and Tri-Columbus Associates during 2003.

         Cash provided by investing activities were the result of the sale of Melrose Crossing I which generated proceeds of $3,125,632 which was partially offset by the investment in the Accotel transaction of $1,079,675 and by improvements to real estate at Commerce Plaza of $848,053 and $1,800 at Melrose Crossing I prior to its sale.

         Cash used in financing activities consisted of the dividends paid to stockholders of ($45,858,090), distributions made to Class A Unitholder ($51,462), the satisfaction of the Credit Facility ($23,779,343) and principal payments on the Fleet Loan ($22,081,542). These expenditures were partially offset by the Fleet Loan proceeds in the amount of $22,081,542 and the proceeds from the related party loans payable of $6,720,701.


CAPITAL IMPROVEMENTS AND CAPITALIZED TENANT PROCUREMENT COSTS
-------------------------------------------------------------

         The following table sets forth, for each of the last three fiscal years, the Corporation's and the Predecessor Partnership's expenditures at each of its wholly owned properties for capital improvements and capitalized tenant procurement costs:


                                                                            YEARS ENDED DECEMBER 31,

         PROPERTY                                           2003                  2002                  2001
---------------------------------------------------------------------------------------------------------------------

         Melrose Crossing   (2)                          $    1,800              $199,591               $53,347

         Matthews Festival (3)                                    -               189,942                71,292

         Sutton Square (1)                                        -                16,346                18,985

         Melrose Out Parcel (2)                                   -                     -                     -

         Commerce Plaza I                                   848,053               404,694               433,360
                                                   ------------------------------------------------------------------

         TOTALS:                                           $849,853              $810,573              $576,984
                                                           ========              ========              ========

(1)      Sutton Square Shopping Center was sold on December 20, 2002.

(2)      Melrose Crossing and the Melrose Out Parcel were sold on February 28,
         2003.

(3) Matthews Festival improvements have been expensed as the property was determined to be at its net realizable value at December 31, 2002.


RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31,
2002

Net income

         The Corporation's net income available for common stockholders increased by $55,330,259 to $38,692,911 for the year ended December 31, 2003 from a net loss of $16,637,348 for the year ended December 31, 2002. The increase in net income available for common stockholders was due to a decrease in expenses as well as increases in equity income from joint ventures, which were partially offset by a decrease in rental revenue, gain on sale of real estate held for sale and a decrease in interest expense. The Corporation's net loss before equity income from joint ventures, interest and other income and net gain on sale of real estate was $364,167 for the year ended December 31, 2003 as compared to a net loss of $26,260,396 for the year ended December 31, 2002, which was primarily attributable to significant costs incurred during 2002 in connection with the Transaction, including the purchase of the Advisory Agreement.

         The net operating loss attributable to Melrose Crossing I, the Corporation's property located in Melrose Park, Illinois, for the period ended October 29, 2002 is classified as discontinued operations due to the property being under contract for sale prior to the adoption of the Plan of Liquidation. Loss from discontinued operations ceased on October 29, 2002 due to the stockholders vote to liquidate the portfolio. Under liquidation accounting, all property is considered real estate held for sale and discontinued operations are no longer applicable.

Rental Revenue

         Rental revenues decreased by $1,800,514, or approximately 41%, to $2,571,747 for the year ended December 31, 2003 from $4,372,261 for the year ended December 31, 2002 due to the sale of Sutton Square in December 2002. Income for the year ended December 31, 2003 included $122,453 related to Sutton Square common area maintenance recoveries from tenants and percentage rent, compared to Sutton Square's full operations during the year ended December 31, 2002 which generated $1,759,486 in revenues. Matthews Festival and Commerce Plaza combined rental revenue decreased by $133,527 which was partially offset by Melrose Crossing I's 2003 rental revenue prior to its sale of $86,153.

Costs and Expenses

         Costs and expenses for the year ended December 31, 2003 were $2,935,914, representing a decrease of $27,696,743 from the same period in 2002. The decrease is due principally to expenses incurred in 2002 of $23,049,398 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. Excluding expenses associated with the purchase of the Advisory Agreement, expenses for the year ended December 31, 2002 were $7,583,259. Therefore, without giving effect to the costs incurred in 2002 for the purchase of the Advisory Agreement, expenses decreased by $4,647,345 for year ended December 31, 2003 compared with the same period in 2002. The decrease is primarily due to reduced administrative expenses, the cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year partially offset by an increase in operating expenses.

         Operating expenses increased by $272,925, primarily due the expensing of improvements made at Matthews Festival. These improvements were expensed instead of capitalized because the incurrence of these costs did not increase the estimated net realizable value of the property. The increase was partially offset by the sale of Sutton Square in December 2002, resulting in the Company incurring no operating expenses at the property.

         Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased to be recognized as of that date. Therefore, the Corporation incurred no depreciation and amortization for the year ended December 31, 2003 as compared to $1,249,356 for the period ended October 29, 2002.

         Partnership asset management fees and transition management fees decreased to $200,000 for the year ended December 31, 2003 from $415,832 for the same period in 2002. This decrease was due to the reduction of the fee in connection with the Transaction from a fee based on 1.25% of gross asset value of the Corporation to set a fee of $27,778 per month through September 30, 2002, which was then further reduced to $16,667 per month for the balance of 2002. Shelbourne Management was paid $157,582 in partnership asset management fees prior to February 14, 2002, $208,250 was paid to PCIC for transition fees from February 15, 2002 through September 30, 2002 and Kestrel Management was paid $50,000 for its services from October 1, 2002 through December 31, 2002.

         Administrative costs decreased to $1,086,591 for the year ended December 31, 2003 from $4,486,914 for the same period in 2002. This reduction is due to certain costs incurred in 2002 in connection with the Transaction and legal, professional and consulting fees incurred in 2002. Property management fees decreased to $73,240 from

$127,999 for the year ending December 31, 2003 and 2002, respectively. The decrease is due to the sale of Sutton Square in December 2002 and Melrose Crossing I in February 2003.

Gain on Sale of Real Estate

         The gain on sale of $846,203 for the year ended December 31, 2003 was due to the sale of Melrose Crossing I during the year ended December 31, 2003 as compared to $6,760,285 for the year ended December 31, 2002 which was due to the sale of Sutton Square in that year.

Non-Operating Income and Expenses

         Equity income from investments in joint ventures increased by $34,391,808 to $38,502,411 for the year ended December 31, 2003 as compared to $4,110,603 for the year ended December 31, 2002. This is primarily due to 568 Broadway Joint Venture, in which the Corporation indirectly held a 38.925% interest, selling its property located in New York, New York on February 28, 2003. The joint venture recognized a gain on sale for financial reporting purposes of $67,746,480 of which $26,702,093 was allocated to the Corporation. The increase in income from investments in joint ventures is also attributable to the Corporation's joint venture investment in Century Park I Joint Venture, in which the Corporation held a 50% indirect interest, which sold its property located in San Diego, CA on April 29, 2003. The joint venture recognized a gain on sale for financial reporting purposes of $20,394,138 of which the $10,261,579 was allocated to the Corporation. In addition, Tri-Columbus Associates sold all three of its properties during 2003 and recognized a gain on the sales for financial reporting purposes of $161,450.

         Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture, Century Park I Joint Venture and Tri-Columbus Associates for the year ended December 31, 2003 as compared to the year ended December 31, 2002 of $2,319,631, $403,823 and $19,341, respectively, due to the sales of the properties.

         The Corporation's joint venture investment in Seattle Landmark Joint Venture, in which the Corporation owns a 50% indirect interest, experienced an increase in equity income of $9,481. This increase is the result of the cessation of depreciation and amortization along with the decreases in all expenses that were offset by the decrease in revenue in 2003.

         During 2003, interest expense amounted to $594,539 as compared to $1,044,841 during the year 2002. During 2003, interest expense primarily consisted of $122,928 paid in connection with the Credit Facility and $456,419 incurred in connection with the Fleet Loan. In addition, the Corporation incurred interest expense on its loans payable to Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. These loans payable are the result of payments made on behalf of the Corporation by Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc., which were subject to the terms of the Indemnity, Contribution and Subrogation Agreements. The interest accrued to Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. during 2003 is $3,050 and $12,142, respectively. During 2002, interest expense consisted of $215,768 related to the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreement and interest of $829,073 in connection with the Credit Facility.

         Other income increased for the year ended December 31, 2003 as compared to the year ended December 31, 2002 by $302,950 to $303,499 from $549. This is attributable to insurance proceeds received during 2003 under the Director's and Officer's insurance policy settlement related to lawsuits in 2002, prior to the adoption of the Plan of Liquidation.

         Interest income decreased to $50,966 during the year ended December 31, 2003 from $165,102 during the year ended December 31, 2002 due to lower cash balances being invested and lower yields.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001(ON A PRO FORMA-BASIS)

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


PRO-FORMA INFORMATION
---------------------

         The pro-forma information is provided for the purpose of facilitating the comparison of the 2002 and 2001 results of operations in the review of management's discussion and analysis. Investments in joint ventures were reported in 2001 under the pro-rata consolidated method of accounting which presented the assets and liabilities and revenues and expenses of the joint ventures on a pro-rata basis in accordance with the Corporation's percentage of ownership together with the assets and liabilities and revenues and expenses of the Corporation's wholly-owned properties. In 2002, under the equity method of accounting, the Corporation's share of assets and liabilities and revenues and expenses in joint ventures is presented as a single item on the balance sheet and statement of operations. The Corporation's total equity and net income did not change as a result of the conversion. The following table shows the pro-forma condensed consolidated statement of operations for the year ended December 31, 2001 both reflecting the pro-forma impact had the change to equity accounting for the investments in joint ventures occurred in 2001.

            CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS

                                                                     FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                      AS REPORTED         DISCONTINUED         PRO-FORMA           EQUITY METHOD
                                                         2001              OPERATIONS         ADJUSTMENTS              2001
                                                   ------------------    ---------------    -----------------    ------------------

Rental revenue                                          $ 11,918,573        $ (349,295)         $(6,803,200)          $  4,766,078
                                                   ------------------    ---------------    -----------------    ------------------

Costs and expenses                                         9,066,710          (738,150)          (3,290,290)             5,038,270
                                                   ------------------    ---------------    -----------------    ------------------

Income (loss) before equity income
     from joint ventures, interest,
     other income, gain on sale, and
     discontinued operations                               2,851,863            388,855          (3,512,910)             (272,192)

     Equity income from joint ventures                             -                  -            3,932,845             3,932,845

     Interest income                                         709,913                  -            (411,424)               298,489

     Other income                                             80,400           (50,824)              (8,511)                21,065

     Gain on sale                                          3,207,975                  -                    -             3,207,975

     Discontinued operations                                       -          (338,031)                    -             (338,031)
                                                   ------------------    ---------------    -----------------    ------------------

Net income                                              $  6,850,151            $     -             $      -          $  6,850,151
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

         Operating expenses decreased slightly despite increased insurance costs. The Corporation experienced an increase in depreciation and amortization expense due to real estate improvements and tenant procurement costs of $76,270. Excluding the 2001 depreciation and amortization expense associated with Commonwealth Industrial Park of $170,940, the increase of depreciation and amortization amounted to $247,211. As a result of the vote of the stockholders to liquidate the portfolio and resultant conversion to the liquidation basis of accounting on October 29, 2002, the Corporation will not incur any further depreciation and amortization costs. Property management fees decreased $24,169. However, if the 2001 fees attributable to Commonwealth Industrial Park of $30,584 are deducted, property management fees increased by $6,416 due to increased rental collections from the wholly owned properties in 2002.

         Partnership asset management fee decreased by $926,170 for the year ended December 31, 2002 from $1,342,002 for the year ended December 31, 2001. This decrease was due to the reduction of the fee in connection with the Transaction from a fee based on 1.25% of gross asset value of the Corporation to set a fee of $27,778 per month through September 30, 2002, which was then further reduced to $16,667 per month for the balance of 2002. Shelbourne Management was paid $157,582 in partnership asset management fees prior to February 14, 2002, $208,250 was paid to PCIC for transition fees from February 15, 2002 through September 30, 2002 and Kestrel was paid $50,000 for its services from October 1, 2002 through December 31, 2002.

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

         The net operating loss attributable to Melrose Crossing I, the Corporation's property located in Melrose Park, Illinois, for the period ended October 29, 2002 is classified as discontinued operations due to the property being under contract for sale prior to the adoption of the Plan of Liquidation. Loss from discontinued operations ceased on October 29, 2002 due to the stockholders vote to liquidate the portfolio. Under liquidation accounting, all property is considered real estate held for sale and discontinued operations are no longer applicable.

INFLATION

         Inflation is not expected to have a material impact on the operations of financial position of the Corporation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's related party loan payable interest at a floating rate and therefore is exposed to the risk of interest rate changes. At March 24, 2004, borrowings totaled $6,720,701 interest at a rate of LIBOR plus 2.75%. Based on the balance outstanding on the Loan at March 24, 2004 and the interest rate at that date, a 1% increase in LIBOR would increase the interest expense in 2004 by approximately $756. Conversely, a 1% decrease in LIBOR would decrease interest expense in 2004 by the same amount. The gain or loss the Corporation ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Corporation does not believe that it has any risk related to derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 2003, 2002 and 2001, and the notes thereto, and the independent auditors' report thereon and the financial statement schedule are set forth on pages 54 through 77.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the Corporation Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         (a)      Directors

         The members of the Board at March 1, 2004, and the committees of the Board on which they serve, are identified below.

                                                                             Nominating     and    Corporate
Name                       Audit Committee       Compensation Committee             Governance Committee
----                       ---------------       ----------------------             --------------------

Michael L. Ashner
Arthur Blasberg, Jr.*               X                                                       X
Peter Braverman
John Ferrari*                                                X
Howard Goldberg*                    X                                                       X
Steven Zalkind*                     X                        X


* Independent Trustees as determined by the Nominating and Corporate Governance Committee in accordance with Sections 121A of the listing standards of the American Stock Exchange.

Set forth below is the business experience of, and certain other information regarding, the two director nominees and the Company's Directors.

Name  and  year  first  became  a
Director of the Company         -    Age      Principal Occupation during the past Five Years
-----------------------              ---      -----------------------------------------------

CLASS III-TERM EXPIRING AT THE 2004 ANNUAL MEETING OF STOCKHOLDERS

John Ferrari                         50        Mr. Ferrari has been a Managing Director of Manhattan
    2002                                       East Suite Hotels, a New York based hotel management
                                               company that operates ten hotels (2,100 rooms) in New
                                               York City, since 1996. Mr. Ferrari is responsible for
                                               the day-to-day operations of the company and for all
                                               acquisitions and development of new ventures.


Howard Goldberg                      58       Mr. Goldberg has been a private investor and has
    2002                                      provided consultingservices to start-up companies
                                              since 1999. Mr. Goldberg presently serves as a
                                              part-time consultant to Laser Lock Technologies,
                                              Inc., a company in the security and advertising
                                              business, performing duties consistent with that of a
                                              chief operating officer. From 1994 through 1998, Mr.
                                              Goldberg served as President and Chief Executive
                                              Officer of Player's International, a public company
                                              in the gaming business, prior to its being sold to
                                              Harrah's Entertainment Inc. In addition, from 1995 to
                                              2000, Mr. Goldberg served on the board of directors
                                              of Imall Inc., a public company that provided on-line
                                              shopping and which was ultimately sold to
                                              Excite-at-Home. Mr. Goldberg has a law degree from
                                              New York University and was previously the managing
                                              partner of a large New Jersey law firm. Mr. Goldberg
                                              is a director and serves on the audit committee of
                                              First Union Real Estate Equity and Mortgage
                                              Investments ("First Union"), a real estate investment
                                              trust. Mr. Goldberg also sits on the Advisory Board
                                              of WinWin, a company specializing in foreign
                                              charitable lotteries.





CLASS I-TERM EXPIRING AT THE 2005 ANNUAL MEETING OF STOCKHOLDERS

Michael L. Ashner                    51       Mr. Ashner has been a director, President, Chairman
    2001*                                     and Chief Executive Officer of the Company since
                                              August 19, 2002. Mr. Ashner also served as a
                                              director, President, Chairman and Chief Executive
                                              Officer of the Company from February 8, 2001 until
                                              August 15, 2002. Mr. Ashner is and has been the Chief
                                              Executive Officer of Winthrop Financial Associates, A
                                              Limited Partnership, since 1996, and the Chief
                                              Executive Officer of The Newkirk Group, since 1997,
                                              two real estate investment and management companies
                                              controlling approximately $3.5 billion of commercial
                                              real estate throughout the United States. Effective
                                              December 31, 2003, Mr. Ashner was appointed as the
                                              Chief Executive Officer and President of First Union.
                                              Mr. Ashner currently serves as a director of Greate
                                              Bay Hotel and Casino Inc., and NBTY, Inc.


Peter Braverman                      52       Mr. Braverman has been a director and Vice President
    2002                                      of the Company since August 19, 2002. Mr. Braverman
                                              also served as a Vice President of the Company from
                                              February 8, 2001 until August 15, 2001. Mr. Braverman
                                              is and has been the Executive Vice President of
                                              Winthrop Financial Associates, A Limited Partnership,
                                              since 1996, and the Executive Vice President of The
                                              Newkirk Group, since 1997, two real estate investment
                                              and management companies controlling approximately
                                              $3.5 billion of commercial real estate throughout the
                                              United States. Effective January 8, 2004, Mr.
                                              Braverman was appointed as the Executive Vice
                                              President First Union.


CLASS II-TERM EXPIRING AT THE 2006 ANNUAL MEETING OF STOCKHOLDERS

Arthur Blasberg, Jr.                 76       Mr. Blasberg's activities for the past five years
    2002                                      include appointment by the Superior Court in
                                              Massachusetts to serve as a receiver of various
                                              businesses (including real estate investment
                                              companies), as a special master and as the trustee of
                                              a trust holding undeveloped land and a trust whose
                                              main asset was a limited partnership interest in a
                                              cogeneration plant. Mr. Blasberg serves as a director
                                              of several private companies and previously served as
                                              the receiver and liquidating trustee of The March
                                              Company, Inc., a real estate investment firm which
                                              acted as the general partner and/or limited partner
                                              in over 250 limited partnerships. Mr. Blasberg is an
                                              attorney admitted to practice in the Commonwealth of
                                              Massachusetts and previously served for five years in
                                              the general counsel's office of the Securities and
                                              Exchange Commission. Mr. Blasberg is a director and
                                              serves on the audit committee of First Union.


Steven Zalkind                       62       Mr. Zalkind has been a principal with Resource
    2002                                      Investments Limited, L.L.C., a real estate management
                                              and investment company that owns, operates and
                                              manages over 6,000 apartment units and 500,000 square
                                              feet of retail shopping centers, for the past five
                                              years. Mr. Zalkind has extensive experience in the
                                              operation, management and financing of real estate
                                              projects including apartment buildings, shopping
                                              centers and office buildings and has been involved in
                                              real estate acquisitions and resales totaling in
                                              excess of $1.5 billion.

* Mr. Ashner was a director from April 18, 2001 to August 15, 2001 at which time he resigned. He became a director again on August 19, 2002 and has held that position since such date.

         Each of the foregoing directors also serves as directors of Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc.


         The Board has determined that Mr. Blasberg is an "audit committee financial expert" as defined in Item 401(h)(2) of Regulation S-K. Although Messrs. Blasberg and Goldberg serve as members of the Audit Committee for each of First Union Real Estate Equity and Mortgage Investments, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., the Board has determined that their serving on such committees will not have a negative impact on their ability to serve on the Board's Audit Committee.


(b)      Executive Officers

         Set forth below is certain information regarding the executive officers and certain other officers of the Company:

    Name                    Age      Current Position
    ----------------------- ---      -------------------------------------------------------
        Michael L. Ashner   51           President, Chairman and Chief Executive Officer
        Peter Braverman     52           Executive Vice President
        Carolyn Tiffany     37           Chief Financial Officer, Secretary and Treasurer

         Officers serve at the discretion of the Board.

         Information regarding Messrs. Ashner and Braverman is included in Item 10(a) above.

         Ms. Tiffany has been the Chief Financial Officer and Treasurer of the Company since August 19, 2002. Ms. Tiffany has been with Winthrop Financial Associates since January 1993. Ms. Tiffany was a Vice President in the asset management and investor relations departments of Winthrop Financial Associates from October 1995 to December 1997, at which time she became the Chief Operating Officer of Winthrop Financial Associates. In addition, Ms. Tiffany is the Chief Operating Officer of The Newkirk Group and, since January 8, 2004, the Chief Operating Officer of First Union.

ITEM 11. EXECUTIVE COMPENSATION

         For the period from January 1, 2002 to August 19, 2002, the executive officers of the Company during such period were employed by Shelbourne Management LLC. For the period from August 19, 2002 through the end of 2002, the executive officers of the Company were employed by First Winthrop Corporation. The executive officers received no remuneration from the Company but were compensated by Shelbourne Management LLC or First Winthrop Corporation, as the case may be, in their capacities as officers and employees of that company, as shown in the table under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION OF DIRECTORS

         The Company's prior non-employee directors, Messrs. Bebon, Coons and Martin in 2001 and until August 19, 2002 received $6,667 annually for their services as directors. The Company's current non-employee directors, Messrs. Blasberg, Ferrari, Goldberg and Zalkind will receive $10,000 annually for their services as directors and $500 for each applicable committee meeting they attend. Directors of the Company who are also officers of the Company receive no additional compensation for serving on the Board. However, all directors are reimbursed for travel expenses and other out-of-pocket expenses incurred in connection with their service on the Board.

         In addition, solely for their services as members of the Special Committee, which was organized to review and evaluate the fairness of the February 2002 repurchase by the Company of the shares held by PCIC, former directors Michael Bebon, Donald W. Coons and Robert Martin received a one-time payment of $20,000.

         In consideration of the significant time and efforts that each of the former directors made as a member of the Board prior to August 19, 2002, at which time the Board was reconstituted as described above, including, among other things, evaluating strategic alternatives to enhance stockholder value, arranging for financing and otherwise managing the business of the Company, the prior Board authorized a one-time payment of $75,000 to each of Robert Martin,
W. Edward Scheetz and Donald W. Coons.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Michael L. Ashner, a director and the Chief Executive Officer of the Company, also serves as the Chief Executive Officer and director of Kestrel Management Corp., the general partner of Kestrel Management, L.P. ("Kestrel"), the entity that provides asset and property management services to the Company. Similarly, Peter Braverman, a director and Vice President of the Company, also serves as a Vice President of Kestrel Management Corp.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 1, 2004 (except as otherwise indicated) regarding the ownership of Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table contained herein, and (iv) all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.


NAME AND ADDRESS OF                 POSITION WITH THE COMPANY        AMOUNT AND NATURE OF         PERCENT OF CLASS
--------------------                -------------------------        ---------------------        ----------------
 BENEFICIAL OWNER                                                    BENEFICIAL OWNERSHIP
 ----------------                                                    --------------------

HX Investors, L.P.                       Stockholder                            371,012(1)                  41.46%
100 Jericho Quadrangle
Suite 214
Jericho, NY 11753

Michael L. Ashner                        Director, President                    371,012(2)                  41.46%
100 Jericho Quadrangle                    and Chief Executive
Suite 214                                 Officer
Jericho, NY 11753

Arthur Blasberg, Jr.                     Director                                     0                      0

Peter Braverman                          Director and Executive                       0                      0
                                          Vice President

John Ferrari                             Director                                     0                      0

Howard Goldberg                          Director                                     0                      0

NAME AND ADDRESS OF                 POSITION WITH THE COMPANY        AMOUNT AND NATURE OF         PERCENT OF CLASS
--------------------                -------------------------        ---------------------        ----------------
 BENEFICIAL OWNER                                                    BENEFICIAL OWNERSHIP
 ----------------                                                    --------------------


Carolyn Tiffany                          Chief Financial Officer                      0                      0
                                          and Treasurer

Steven Zalkind                           Director                                    10                      *

All directors and executive                                                     371,022                     41.46%
officers as a group

-------------------------------------

*Less than 1%

(1) Based upon information contained in a Form 4 filed by HX Investors, L.P. ("HX") with the Securities and Exchange Commission.

(2) Comprised of shares owned by HX. As the sole stockholder of Exeter Capital Corporation, the sole general partner of HX, Mr. Ashner may be deemed to beneficially own all shares owned by HX.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company and written representations from certain reporting persons, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners have been complied with.

         Peter Braverman owns a 10% limited partner interest in HX. Accordingly, Mr. Braverman owns an indirect pecuniary interest in approximately 35,286 of the shares of Common Stock owned by HX. However, as a limited partner in HX, Mr. Braverman does not exercise investment control over the HX shares. Accordingly, Mr. Braverman is not deemed to beneficially own any of such shares under Section 13 or Section 16 of the Exchange Act.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the years ended December 31, 2001, 2002 and 2003, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to (i) the Predecessor Partnership by affiliates of the general partners of the Predecessor Partnership's (the "Predecessor General Partners") and (ii) the Company by affiliates of the Company.

ASSET MANAGEMENT SERVICES
-------------------------

         For the period January 1, 2001 through April 16, 2001, an affiliate of the Predecessor General Partners, Resources Supervisory, provided Asset Management Services for an annual fee equal to 1.25% of the Predecessor Partnership's gross asset value. In addition, the Predecessor Partnership was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Resources Supervisory for expenses incurred in connection with the performance of its services.

         Effective April 17, 2001 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided asset management services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for asset management services, an annual asset management fee, payable quarterly, equal to 1.25% of the Corporation's gross asset value as of the last day of each year. In addition, the Corporation was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services.

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

PROPERTY MANAGEMENT SERVICES
----------------------------

         During the years ended December 31, 2001, 2002 and 2003, property management services were provided by Kestrel pursuant to agreements that provide for a fee of up to 3% of property revenue.

         The following table summarizes the amounts paid to affiliates for Expense Reimbursements, Asset Management Fees, Transition Management Fees, and Property Management Fees for the twelve-month periods ended December 31, 2003, 2002 and 2001. All numbers in the tables below include the Corporation's share of fees paid to Kestrel by properties owned by joint ventures in which the Corporation has an interest.

YEAR ENDED DECEMBER 31, 2003

                                             Resources      Shelbourne
                                            Supervisory      Management        Kestrel
                                            -----------      ----------        -------

         Expense Reimbursement                $      -         $      -        $      -
         Asset Management Fee                        -                -         200,000
         Property Management Fees                    -                -         183,513


YEAR ENDED DECEMBER 31, 2002

                                             Resources      Shelbourne
                                            Supervisory      Management        Kestrel
                                            -----------      ----------        -------

         Expense Reimbursement                $      -       $   25,000        $      -
         Asset Management Fee                        -          157,582          50,000
         Transition Management Fee                   -          208,250               -
         Property Management Fees                    -                -         366,524

YEAR ENDED DECEMBER 31, 2001

                                             Resources      Shelbourne
                                            Supervisory      Management        Kestrel
                                            -----------      ----------        -------

         Expense Reimbursement                $   59,444     $  140,556        $      -
         Asset Management Fee                    394,808        947,194               -
         Property Management Fees                      -             -          369,139


ALLOCATION OF DIVIDENDS BY THE CORPORATION

         Dividends payable to affiliates for the years ended December 31, 2003, 2002 and 2001 on account of shares of common stock owned are as follows:

                                                                           Year Ended December 31,
                                                                2003                2002                 2001
                                                                ----                ----                 ----

         Presidio Capital Investment Company, LLC         $              -       $       -           $   723,992
         HX Investors, L.P.                                     19,014,365       5,194,168                86,299


         In addition, effective August 19, 2002, in connection with the settlement of the lawsuit brought by HX Investors, L.P. ("HX Investors"), Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the years ended December 31, 2003 and 2002 were $51,462 and $64,314, respectively, of which $21,614 and $11,659, respectively, are payable by Shelbourne Management to HX Investors pursuant to their agreement.


THE TRANSACTION
---------------

         On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Corporation purchased the 343,124 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $17,866,603 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $1,015,148 and a note in the amount of $22,034,250. This note was satisfied in April 2002 from the proceeds of the Credit Facility. The liquidation preference was eliminated on January 15, 2003 in connection with the Accotel Transaction.


RELATED PARTY LOAN PAYABLE
--------------------------

         In connection with the Fleet Loan financing, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans. Under the terms of the Fleet Loan, the Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. were required to utilize a portion of their proceeds generated by property sales to make principal payments on the Fleet Loan on behalf of the Corporation. In accordance with the terms of the Indemnity, Contribution and Subrogation Agreements, the portion of the Corporation's principal payments made by Shelbourne Properties I, Inc., in the amount of $1,349,257, and Shelbourne Properties III, Inc., in the amount of $5,371,444 are recorded as loans payable that are secured by the Corporation's interest in the entities that own its properties. The principal and accrued interest due to Shelbourne Properties I, Inc. and Shelbourne Properties III, Inc. at December 31, 2003 are $1,352,307 and $5,383,586, respectively. The loans payable require payment of interest under the same terms as the Fleet Loan, which is LIBOR plus 2.75% (3.875% at December 31, 2003).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table summarizes the aggregate fees billed to Shelbourne II by the independent auditor:


($ in '000s)                               2003                     2002
                                      ---------------          ---------------
Audit Fees (a)                              60                       67

Audit-Related Fees (b)                      --                       17

Tax Fees (c)                                37                       25

All Other Fees                              --                       --
                                      ---------------          ---------------
Total                                       97                      109

(a) Fees for audit services billed or expected to be billed relating to fiscal 2003 and 2002 consisted of:
     o    Audit of the Company's annual financial statements
     o    Reviews of the Company's quarterly financial statements

(b) Fees for audit-related services provided during fiscal 2002 consisted of financial accounting and reporting consultations


(c) Fees for tax services provided during fiscal 2003 and 2002 consisted of fees for tax compliance services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

          i.   Federal, state and local income tax return assistance
         ii.   REIT compliance
        iii.   Assistance with tax audits and appeals



Memo:  Ratio of Tax Planning and Advice Fees and All Other    0:1      0:1
           Fees to Audit Fees, Audit-Related Fees and Tax
           Compliance Fees

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the "SEC") to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.


         The Corporation has a policy of requiring that the Audit Committee pre-approve all audit and non-audit services provided to the Corporation by the auditor of its financial statements. During 2003 and 2002, the Audit Committee approved all of the fees paid to Deloitte & Touche LLP by the Corporation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         (1)      Financial Statements

                  Independent Auditors' Report

                  Consolidated Statements of Net Assets of December 31, 2003 and December 31, 2002 (Liquidation Basis)

                  Consolidated Statements of Operations and Changes in Net Assets for the Year Ended December 31, 2003, the Period October 30, 2002 to December 31, 2002 (Liquidation Basis), and Consolidated Statement of Operations for the Period January 1, 2002 to October 29, 2002 and for the Year Ended December 31, 2001 (Going Concern Basis)

                  Consolidated Statements of Equity for the Period January 1, 2002 to October 29, 2002 and the Year Ended December 31, 2001 (Going Concern Basis)

                  Consolidated Statements of Cash Flows for the Year Ended December 31, 2003, the Period October 30, 2002 to December 31, 2002 (Liquidation Basis) and January 1, 2002 to October 29, 2002 and for the Year Ended December 31, 2001 (Going Concern Basis)

         (2)      Notes to Consolidated Financial Statements

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

         10.7 Form of Indemnity, Contribution and Subrogation Agreement, dated as of February 19, 2003, among the REITs and the operating partnerships (10)

         10.8 Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank (10)

         10.9 Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank, as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto (10)

         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Dated:  March 25, 2004                       By:   /s/ Michael L. Ashner
                                                ------------------------
                                                       Michael L. Ashner
                                                       Chief Executive Officer


Dated:  March 25, 2004                       By:   /s/ Carolyn B. Tiffany
                                                -------------------------
                                                       Carolyn B. Tiffany
                                                       Chief Financial Officer


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




                    NAME                                            TITLE                              DATE
                    ----                                            -----                              ----

        /s/    Michael L. Ashner                Chief Executive Officer and Director              March 25, 2004
------------------------------------------
              MICHAEL L. ASHNER

         /s/    Arthur Blasberg, Jr.            Director                                          March 25, 2004
------------------------------------------
            ARTHUR BLASBERG, JR.

       /s/    Howard Goldberg                   Director                                          March 25, 2004
------------------------------------------
               HOWARD GOLDBERG

           /s/    Steven Zalkind                Director                                          March 25, 2004
------------------------------------------
               STEVEN ZALKIND

                         SHELBOURNE PROPERTIES II, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003


EXHIBIT INDEX


Exhibit
-------
Number                                               Description                                          Page
------                                               -----------                                          ----
2.1      Stock Purchase Agreement among HX Investors, Exeter Capital Corporation
         and the Company                                                                                  (4)
2.2      Amendment No. 1 to Stock Purchase Agreement                                                      (6)
2.3      Plan of Liquidation                                                                              (7)
3.1      Amended and Restated Certificate of Incorporation of the Company                                 (1)
3.2      Amended and Restated Bylaws of the Corporation                                                   (1)
4.1      Limited Partnership of the operating partnership                                                 (1)
4.2      Stockholder Rights Agreement                                                                     (1)
4.3      Amendment to Stockholder Rights Agreement                                                        (2)
4.4      Restated Partnership Unit Designation for 5% Class A Preferred Partnership Units
         (incorporated by reference to Exhibit E-1 of Exhibit 10.4)                                       (9)
4.5      Stockholder Agreement, among the Companies and HX Investors, LP and
         Exeter Capital Corporation, dated as of April 30, 2002                                           (3)
4.6      Amendment No. 2 to Stockholder Rights Agreement                                                  (5)
4.7      Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership       (8)
10.1     Settlement Agreement and Mutual Release between HX Investors,
         the Companies and Shelbourne Management                                                          (4)
10.2     Amendment No. 1 to Settlement Agreement                                                          (6)
10.3     Purchase Agreement, dated as of January 15, 2003, between the Shelbourne
         JV LLC and Realty Holdings of America, LLC                                                       (9)
10.4     Agreement, dated as of January 15, 2003, among Presidio Capital Investment
         Company, LLC (and certain of its subsidiaries), Shelbourne Management,
         NorthStar Capital Investment Corp., each of the Shelbourne REITs and
         its operating partnership and HX Investors, L.P.                                                 (9)
10.5     Loan Agreement, dated as of February 19, 2003, among Shelbourne Properties I L.P.,               (10)
         Shelbourne Properties II L.P., Shelbourne Properties III L.P., Shelbourne Richmond
         Company LLC, Shelbourne Matthews Company LLC, Shelbourne Las Vegas Company
         LLC, Century Park I Joint Venture, Seattle Landmark Joint Venture, Tri-Columbus
         Associates and Fleet National Bank and the other lending institutions which may become party thereto and Fleet National Bank, as agent
10.6     Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties II, Inc. and         (10)
         Shelbourne Properties III L.P.
10.7     Form of Indemnity, Contribution and Subrogation Agreement, dated as of February                  (10)
         19, 2003, among the REITs and the operating partnerships
10.8     Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement                        (10)
         and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank
10.9     Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties                  (10)
         I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank,
         as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto
31       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                          50
32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                          52

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